Form 10QSB
period 2002-05-30
1ST COLONIAL BANCORP INC
filed 2002-08-14
CIK 1168230

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002.

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-84114


                   1st Colonial Bancorp, Inc.
      (Exact name of registrant as specified in its charter)

             Pennsylvania                      01-0715542
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)        Identification No.)

          1040 Haddon Avenue                       08108
            Collingswood, NJ                     (Zip Code)
         (Address of Principal
           Executive Offices)

                          (856) 858-1100
         (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                    Number of Shares Outstanding
         Class                          as of August 12, 2002

Common Stock, without par value               1,025,144



                       INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                              PAGE

  Item 1.  Financial Statements

           Statements of Financial Condition
           June 30, 2002 (Unaudited) and
           December 31, 2001                                 3

           Statements of Income and Comprehensive Income
           (Unaudited) - For the Three Months Ended and
           Six Months Ended June 30, 2002 and 2001           4

           Statements of Cash Flows - (Unaudited) For the
           Six Months Ended June 30, 2002 and 2001           5

           Notes to Financial Statements                     6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     8

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                 11
  Item 2.  Changes in Securities and Use of Proceeds
  Item 3.  Defaults Upon Senior Securities
  Item 4.  Submission of Matters to a Vote of
           Security Holders
  Item 5.  Other Information
  Item 6.  Exhibits and Reports on Form 8-K

  Signatures                                                 12



                 PART 1 - FINANCIAL INFORMATION
            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

                                                     June 30,    December 31,
                                                       2002          2001
                                                   -----------   ------------
                                                   (unaudited)
Assets
Cash and due from banks                              $ 3,553       $ 2,869
Federal funds sold                                    11,341        21,061
Investments held to maturity                             380         1,216
Securities available for sale (amortized
  cost of $11,617 at June 30, 2002 and
  $17,034 at December 31, 2001)                       11,761        17,197
Mortgages loans available for sale                         2           182
Loans                                                 47,647        36,596
  Less: Allowance for loan losses                       (493)         (335)
                                                     -------       -------
  Net loans                                           47,154        36,261
Bank premises and equipment, net                         449           442
Accrued interest receivable                              316           330
Deferred tax assets                                      143           154
Other assets                                              66            61
                                                     -------       -------
Total Assets                                         $75,165       $79,773
                                                     =======       =======
Liabilities

Demand deposits                                      $35,436       $22,979
Savings deposits                                      11,902        30,215
Other time deposits                                   13,552        14,071
Total deposits                                        60,890        67,265
Short-term borrowings                                  7,034         5,460
Accrued interest payable                                  11            30
Taxes payable                                            110           125
Other liabilities                                        111           124
                                                     -------       -------
Total liabilities                                    $68,156       $73,004
                                                     =======       =======
Shareholders' equity

Common Stock ($1.00 par value)
  Authorized: 5,000,000 shares, issued
    and outstanding: 1,024,586 shares at
    June 30, 2002 and at December 31, 2001             1,025         1,025
  Additional paid in capital                           5,975         5,975
  Retained earnings (deficit)                            (77)         (329)
  Accumulated other comprehensive income                  86            98
                                                     -------       -------
      Total shareholders' equity                       7,009         6,769
                                                     -------       -------
      Total liabilities & shareholders' equity       $75,165       $79,773
                                                     =======       =======

The accompanying notes are an integral part of these statements.



            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
           FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001

(Dollars in thousands)

                                                     Three months ended    Six months ended
                                                           June 30,           June 30,
                                                     ------------------   -----------------
                                                      2002        2001      2002      2001
                                                     -----       ------   -------   -------
Interest income:
Interest and fees on loans                           $ 789       $ 454    $1,469    $  808
Interest on federal funds sold                          27         124        83       221
Interest and dividends on investments:
  Taxable                                              169         221       364       415
  Nontaxable                                             2           -         4         -
                                                     -----       -----    ------    ------
    Total interest income                              987         799     1,920     1,444
                                                     -----       -----    ------    ------

Interest expense:
Interest on demand deposits                             99          80       153       134
Interest on savings deposits                            41         104       120       192
Interest on time deposits                               77         134       166       213
Interest on short-term borrowings                       22          34        45        57
                                                     -----       -----    ------    ------
    Total interest expense                             239         352       484       596
                                                     -----       -----    ------    ------
Net interest income                                    748         447     1,436       848
Provision for loan losses                               45          30       175        75
                                                     -----       -----    ------    ------
Net interest income after
  provision for loan losses                            673         417     1,261       773

Other income:
  Service charges on deposit accounts                   18          12        33        22
  Gain on sale of mortgage loans                        10           7        23        16
  Other income, service charges and fees                 9           1        11         3
  Gains on sale of investments                           1          60         1        65
                                                     -----       -----    ------    ------
    Total other income                                  38          80        68       106

Other expenses:
  Salaries, wages and employee benefits                178         183       369       349
  Occupancy and equipment expenses                      49          44        93        87
  Advertising expense                                   18           5        25        19
  Data processing expense                               42          27        83        59
  Organization expenses                                  3           -         3         -
  Other Operating Expenses                             182         127       335       204
                                                     -----       -----    ------    ------
    Total other expenses                               472         386       908       718

Income before income taxes                             239         111       421       161
Income tax expense                                      96           -       169         -
                                                     -----       -----    ------    ------
Net income                                           $ 143       $ 111    $  252    $  161
                                                     -----       -----    ------    ------
Other comprehensive income                              61        (121)      (12)      (34)
                                                     -----       -----    ------    ------
    Total comprehensive income                       $ 204       $ (10)   $  240    $  127
                                                     =====       =====    ======    ======

Net income per share information:
  Basic earnings per share                           $0.14       $0.12     $0.25     $0.18
  Diluted earnings per share                         $0.14       $0.12     $0.24     $0.18

The accompanying notes are an integral part of these statements.



            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

                                                     For the Six Months Ended
                                                             June 30,
                                                     ------------------------
                                                        2002           2001
                                                     ---------      ---------
Cash flow from operating activities:
  Net income                                         $    252       $    161
Adjustments to reconcile net income to net
  cash used by operating activities:
  Depreciation and amortization                            42             35
  Accretion (amortization) of discount (premium)
    on securities, net                                      9             62
  Gain on sale of mortgage loans available for
    sale                                                  (23)             0
  Gain on sale of securities                               (1)           (65)
  Provision for loan losses                               175             75
  Cash disbursed for mortgage banking activities       (4,283)        (4,354)
  Cash received for mortgage banking activities         4,486          3,901
  Decrease (increase) in accrued interest
    receivable                                             14            (42)
  Decrease in deferred tax asset                           18              -
  Increase in other assets                                 (5)           (12)
  (Decrease) increase in accrued interest payable         (19)            25
  Decrease in income taxes payable                        (15)             -
  Decrease in other liabilities                           (13)           (28)
                                                      -------        -------
Net cash provided (used) by operating activities          637           (366)
Cash flows from investing activities:
  Proceeds from maturity and sale of securities
    available-for-sale                                  7,992          3,975
  Proceeds from maturity of securities held
    to maturity                                           931              -
  Purchases of securities available-for-sale           (3,000)        (8,445)
  Purchases of securities held to maturity                (95)             -
  Repayment of principal of securities
    available-for-sale                                    417            133
  Increase in loans receivable, net                   (11,068)       (11,211)
  Capital expenditures                                    (49)           (35)
                                                      -------        -------
Net cash used in investing activities                  (4,872)       (15,583)
Cash flows from financing activities:
  Net (decrease) increase in deposits                  (6,375)        21,293
  Net increase in short-term borrowings                 1,574          1,536
                                                      -------        -------
Net cash (used in) provided by
  financing activities                                 (4,801)        22,829
Net (decrease) increase in
  cash and cash equivalents                            (9,036)         6,880
Cash and cash equivalents
  as of beginning of year                              23,930          5,855
                                                      -------        -------
Cash and cash equivalents as of June 30,              $14,894        $12,735
                                                      =======        =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                            $   503        $   571
  Income taxes                                            166              -
Noncash items:
  Change in unrealized gains for securities
   available-for-sale, net of taxes of $7                 (12)            34

The accompanying notes are an integral part of these statements.



                  NOTES TO FINANCIAL STATEMENTS

Note 1.  General

     1st Colonial Bancorp, Inc. (the "Company") was organized as of February 26, 2002 pursuant to the filing of Articles of Incorporation with the Department of State of the Commonwealth of Pennsylvania. Prior to June 30, 2002, the Company did not have any material assets or liabilities. On June 30, 2002, the Company acquired 1st Colonial National Bank (the "Bank") pursuant to the merger of the Bank with and into Interim 1st Colonial National Bank ("Interim"), a wholly-owned subsidiary of the Company. The acquisition was part of the reorganization of the Bank from a stand-alone national bank to a bank holding company structure. The reorganization was approved by the Office of the Comptroller of the Currency and by the Federal Reserve Bank of Philadelphia on June 6, 2002.

     In the reorganization, each existing shareholder of the Bank received an equal number of shares of the Company's common stock in exchange for his or her Bank common stock. The shares of the Company's common stock issued in the reorganization were registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement No. 333-84114 filed with the SEC.

     The reorganization was accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements of the Company are identical to the financial statements of the Bank.

     On and after the date of reorganization and merger, the Bank's current business and operations have remained unchanged.
All of the directors of the Company are directors of the Bank.

Note 2.  Summary of Significant Accounting Policies

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, 1st Colonial
National Bank. Any material intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited financial statements contain adjustments consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2002 and December 31, 2001 and the consolidated results of operations for the three and six month periods ended June 30, 2002 and 2001. The accounting policies and reporting practices of the Company are in accordance with accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

     The accompanying financial statements have been prepared in accordance with instructions for Form 10-QSB and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 3.  Earnings Per Share

     Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period. Options and warrants to purchase 136,935 and 118,877 shares of common stock were outstanding at June 30, 2002 and 2001, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

         (Amounts are in thousands except per share data)

                                               Three months      Six months
                                                   ended            ended
                                                 June 30,         June 30,
                                              --------------   --------------
                                               2002     2001    2002     2001
                                              ------    ----   ------   -----
Numerator:
  Net Income                                  $  143   $ 111   $  252   $ 161

Denominator for basic earnings per share-
  weighted average shares                      1,025     893    1,025     893

Effect of dilutive securities:
  Director and employee stock options             14       2       11       1
  Warrants                                         0       0        0       0

Denominator for diluted earnings per
  share- adjusted weighted average
  shares and assumed exercised                 1,039     895    1,036     894

Basic earnings per share                      $ 0.14   $0.12   $ 0.25   $0.18
Diluted earnings per share                    $ 0.14   $0.12   $ 0.24   $0.18

     The following warrants and options were issued by the Bank with respect to Bank common stock. Pursuant to the Agreement and Plan of Reorganization and Merger dated as of March 5, 2002 among the Company, the Bank and Interim, as of June 30, 2002 these outstanding warrants and stock options became warrants and stock options to purchase the common stock of the Company.

     Warrants were issued to the Bank's underwriter in connection with its initial public offering of common stock in June 2000. Total warrants outstanding at June 30, 2002 entitled the holders to purchase 88,000 shares of common stock at a purchase price of $10.55 per share. The warrants are exercisable over a period of five years commencing on June 29, 2001.

     On June 29, 2000, the Bank issued stock options to the Bank's employees entitling them to purchase a total of 15,621 shares of Bank common stock. These options will vest and become exercisable in five equal annual installments commencing on the first anniversary of the date of grant and continuing on each successive anniversary of such date. These options are exercisable at $7.27 per share for a period of ten years after the grant date.

     On June 29, 2000, the Bank also issued stock options to the Bank's directors entitling them to purchase a total of 4,743 shares of Bank common stock. These options are exercisable at $7.27 per share for a period of ten years after the date of the grant. These options have fully vested.

     In April 2001, options to purchase a total of 6,600 shares of Bank common stock were granted to the Bank's directors at an exercise price of $9.09 per share. These options are fully vested and expire ten years from the date of the grant.

     In June 2001, options to purchase a total of 3,913 shares of Bank common stock were granted to certain Bank employees at an exercise price of $9.09 per share, of which 20% become vested on each anniversary of the grant date.

     On February 20, 2002, options to purchase a total of 10,000 shares of common stock were granted to certain Bank employees at an exercise price of $10.25 per share, of which 20% become vested on each anniversary of the grant date.

     On June 17, 2002, options to purchase a total of 8,058 shares of common stock were granted to the Bank's directors at an exercise price of $9.58 per share. These options become fully vested in eleven months and expire ten years from the date of the grant.

Note 4.  Allowance for Loan Losses

     The allowance for loan losses represents the amount which, in management's judgment, is necessary to cover estimated loan losses. Management performs a quarterly assessment of the credit portfolio in order to determine the appropriate level of the allowance. The factors considered in this evaluation include, but are not necessarily limited to, estimated losses from loans; general economic conditions; deterioration in credit concentration or pledged collateral; historical loss experience; and trends in portfolio volume, maturity, composition, delinquencies, and non-accruals. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or any other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Losses are charged directly against the allowance as soon as probability of loss is established, taking into consideration such factors as the customer's financial condition, underlying collateral and guarantees. Recoveries on previously charged off loans are added to the allowance.

Note 5.  Litigation

     At June 30, 2002, the Company was neither engaged in any existing nor aware of any pending material legal proceedings. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

Note 6.  Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and
Other Intangible Assets."   SFAS No. 142 addresses financial
accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

     The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. There was no impact on the Company's earnings, financial condition, or equity upon adoption of SFAS No. 132 on January 1, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addressed financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amends ARB 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. There was no impact on the Company's earnings, financial condition, or equity upon adoption of SFAS No. 144 on January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement NO. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

     The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 3- for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged.

     The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged.

     Early application of the provisions of this Statement may be as of the beginning of the fiscal year or as of the beginning of the interim period in which this Statement is issued. The Bank does not expect the adoption of this Statement to have an impact on it earnings, financial condition or equity.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard nullifies Emerging Issues Task Force (EITF) Issue
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     The provisions of this Statement are to be applied prospectively for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The
Bank does not expect the adoption of this Statement to have an impact on it earnings, financial condition or equity.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company has only recently been formed and had no material assets until its acquisition of the Bank on June 30, 2002. Therefore, prior to June 30, 2002 it had no results of operations. Accordingly, the following discussion and analysis relates to the financial condition and results of operations of the Bank, and should be read in conjunction with the financial statements and related notes appearing on the preceding pages as well as in the Bank's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 filed with the Office of the Comptroller of the Currency (the "OCC"). Unaudited results of operations for the three and six month periods ended June 30, 2002 are compared to the unaudited results of operations for the comparable periods ended June 30, 2001. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of results to be attained for any other period.

     Statements regarding the Bank's expectations as to financial results and other aspects of its business set forth in this Form 10-QSB or otherwise made in writing or orally by the Bank may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Bank believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

     The Company is a bank holding company, and its only subsidiary is the Bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. The Bank's lending products include commercial loans and lines of credit, consumer and home equity loans, and multi-family residential and non-residential real estate loans. In order to manage its liquidity and interest rate risk, the Bank maintains an investment portfolio consisting of municipal, U.S. government and mortgage-backed securities, most of which are investment grade. The Bank's loan and investment portfolios are funded with deposits as well as collateralized borrowings secured by the Bank's investment securities. The Bank's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Bank's net income is impacted by its loan loss provision, non-interest income (mostly deposit fees and income from sale of loans held for sale) and non-interest expense (such as salaries and benefits, professional fees, occupancy cost and data processing expenses).

     The Bank's only branch is located at 1040 Haddon Avenue, Collingswood, New Jersey. At June 30, 2002, the Bank had 13 full-time and 2 part-time employees

CRITICAL ACCOUNTING MATTERS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     The allowance for loan losses is established through a provision for loan losses charged to operations. The allowance is maintained at a level that management believes will be adequate to absorb estimated losses on existing loans based on the collectibility of the loans and prior loss experience. Management uses significant estimates to determine the allowance for loan losses. Management's evaluations consider such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Loans are charged against the allowance when they are determined to be uncollectible.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that include the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely that not that such deferred tax assets will not become available.

     The realizability of deferred tax assets is dependent upon various factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, management determined during 2001 that it is more likely than not that the Bank will realize the benefits of these deferred tax assets and, as a result, removed the previously established valuation allowance.

FINANCIAL CONDITION

     The Bank's assets totaled $75.2 million at June 30, 2002, as compared to $79.8 million at December 31, 2001, a decrease of $4.6 million or 5.8%. The Bank's assets at June 30, 2002, consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $14.9 million, investment securities, which totaled $12.1 million and loans, which totaled $47.6 million. The Bank's premises and equipment totaled $449,000 at June 30, 2002, consisting primarily of leasehold improvements. The Bank's assets at December 31, 2001 consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $23.9 million, investment securities which totaled $18.4 million, and loans which totaled $36.6 million.

     During the first six months of 2002, the Company redeployed funds from lower yielding investments to higher yielding commercial loans. In addition, the Company used federal funds to fund the decline in deposits, which totaled $60.9 million at June 30, 2002, as compared to $67.3 million at December 31, 2001, a decrease of $6.4 million or 9.5%. This decrease was the direct result of a decline in two large deposit accounts that experienced significant growth in the last week of 2001. Non-interest bearing demand deposits totaled $16.7 million and interest-bearing demand deposits totaled $18.7 million at June 30, 2002, as compared to $10.6 million and $12.4 million, respectively, at December 31, 2001. This increase in demand deposits was the result of funds shifting out of savings deposits, including money market deposits. Savings deposits totaled $11.9 million and certificates of deposit totaled $13.6 million at June 30, 2002, as compared to $30.2 and $14.1 million, respectively, at December 31, 2001.

RESULTS OF OPERATIONS

     Net income for the three months ended June 30, 2002 was $143,000 as compared to $111,000 for the comparable prior period. Net interest income increased by $301,000 to $748,000, primarily due to a $19.3 million increase in average earning assets. Total loans, the highest yielding asset, increased $22.1 million or 86.8% from the previous period. Total investment securities decreased $2.3 million or -154.7% from June 30, 2001. The Bank's net interest margin was 4.46% for the quarter ended June 30, 2002 as compared to 3.72% during the quarter ended June 30, 2001. As the loan portfolio continued to increase, the provision for loan losses increased to $75,000 for the three months ended June 30, 2002 compared to $30,000 for the prior period. Non-interest income, primarily service charges on deposit accounts, other fees and gains on sale of mortgages held for sale, increased $17,000 to $37,000 for the quarter ended June 30, 2002. Gains on sale of investments declined $59,000 from the prior period. Non-interest expense increased to $472,000 for the three months ended June 30, 2002 compared to $386,000 for the prior period. Most of this increase related to growth-related increases in data processing costs and postage and courier fees. The Bank also recorded income tax expense for the three months ended June 30, 2002 of $96,000. The Bank did not record any income tax expense in the prior period.

     For the six months ended June 30, 2002, net income increased $91,000 or 56.5% to $252,000 from the prior period. Net interest income was $1.4 million compared to $848,000 for the comparable prior period. This was primarily due to an increase of $27.0 million or 66.2% in average earning assets. Average loans outstanding were $42.8 million for the period as compared to $19.6 million in the prior period. As the asset mix changed from the prior period, income on fed funds sold and investments declined from the prior period to $83,000 (from $221,000) and $368,000 (from $415,000), respectively. As a result of the growth in the loan portfolio, the loan loss provision was $175,000 for the six months ended June 30, 2002, an increase of $100,000 or 133.3% from the prior period.
Average interest bearing liabilities increased from $31.3 million to $50.5 million, an increase of $19.1 million or 61.2%. At the same time, due to an overall decline in market interest rates, the average cost of funds declined from 3.9% to 1.9%. Non-interest income for the period was $68,000 as compared to $106,000 for the prior period. The Bank recorded gains on sales of investments of $65,000 in the six month period ending
June 30, 2001 as compared to $1,000 in the current period. Income for deposit fees, gains on sale of mortgage loans and other charges and fees increased $26,000 to $67,000 for the current period, an increase of 63.4%. This increase is attributable to increased activity due to growth and a change in pricing strategy.

     Non-interest expense increased 26.5% to $908,000 for the six months ended June 30, 2002. This increase is primarily due to growth related factors. Regulatory fees and FDIC insurance increased 128.9% to $22,000. With only one location, the Bank depends on outside couriers to pick up remote customers' business. Courier related fees increased $14,000 to $21,000, an increase of 199.2%. EDP expenses increased 55.7% to $83,000. As loan activity has increased, loan expenses have increased $21,000 to $40,000, an increase of 110.5%. Legal expenses increased 72.2% to $31,000 as compared to $18,000 in the prior period. Fees to outside directors were $12,000 for the period. We did not pay directors fees in the previous period.

     For the six month period ending June 30, 2002, the Company recorded an income tax expense of $169,000. The Company did not record any tax expense in the prior period.

LIQUIDITY

     Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through deposits and borrowings. Liquid assets include cash, federal funds sold, securities classified as available for sale, and loans maturing within one year. As a result of the Bank's management of liquid assets, and the ability to generate liquidity through deposits and borrowings, management believes that the Bank maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

     At June 30, 2002, cash, securities classified as available for sale, and federal funds sold were 35.5% of total assets. Asset liquidity is also provided by managing loans and the maturity of investment securities. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

     Net cash provided by operating activities for the six months ended June 30, 2002 was $637,000 as compared to a deficit of $366,000 in the prior period. The change in net cash provided by operating activities relates primarily to the change in the level of mortgage loans held for sale and an increase in the provision for loan and lease losses. Net cash used in investing activities was $4.9 million compared to $15.6 million in the prior period. The net change was due to proceeds from maturing investments being used to fund planned deposit attrition. Funds used in financing activities were $4.8 million for the period ended June 30, 2002 compared to funds provided by financing activities of $22.8 million for the prior period. The primary reason was an anticipated decline in deposit balances that built up during the quarter ended December 31, 2001.

CAPITAL RESOURCES

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions, economic forces and growth and expansion activities. The Bank seeks to maintain a capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

     The Bank's capital position exceeds regulatory minimums. The primary indicators relied on by the Office of the Comptroller of the Currency and other bank regulators in measuring strength of capital position are the Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Leverage Ratio. Tier 1 Capital consists of common and qualifying preferred stockholders equity less goodwill. Total Capital consists of Tier 1 Capital, and a portion of the allowance for possible loan losses. Risk-based capital ratios are calculated with reference to risk weighted assets, which consist of both on and off balance sheet risks (such as letters of credit and unused lines of credit).

     The Bank manages capital ratios to exceed regulatory minimums. The Bank's Tier 1 Risk-Based Capital Ratio was 13.8% at June 30, 2002. The Bank's Total Risk-Based Capital Ratio was 14.7% at June 30, 2002. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At June 30, 2002, the Bank's Leverage Ratio was 9.8%, which exceeded the required minimum leverage ratio of 8.00%. Management anticipates these ratios to decline as capital is leveraged in support of deposit and asset growth. The 8.0% leverage ratio requirement (which will reduce to 4.0% on June 30, 2003) may limit the Bank's ability to establish or acquire additional branches, and to otherwise grow its assets.

     The following table shows the Bank's regulatory capital ratios and shareholders' equity to total assets as of June 30, 2002:

                                                June 30, 2002
                                             Regulatory   Actual
                                               Minimum     Ratio

Tier 1 risk-based capital ratio                 4.0%       13.8%
Total risk-based capital ratio                  8.0%       14.7%
Tier 1 leverage ratio                           8.0%        9.8%
Shareholders' equity to total assets            None        9.3%

     The Company intends to raise additional capital in 2002 by selling common stock. Accordingly, the Company has filed a Registration Statement with the Securities and Exchange Commission. Most of the net proceeds from the sale of such stock will be contributed to the Bank and used to fund the Bank's continued growth and to provide the necessary capital to allow the Bank to continue to grow its deposits and meet its minimum regulatory capital levels. On July 29, 2002, the Bank signed an agreement of sale to purchase a property in Westville, New Jersey that it intends to operate as a branch pending regulatory approvals and the completion of construction improvements. The Bank is also considering establishing additional branches in 2003. Such proceeds will also enable the Bank to increase its lending capacity.



                   PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The shareholders of the Company executed an Action by Unanimous Written Consent of Shareholders dated June 12, 2002, in which the Company's shareholders unanimously approved the Agreement and Plan of Reorganization (the "Merger Agreement") pursuant to which the Company became the sole shareholder of the Bank and the shareholders of the Bank received an equal number of shares of the common stock of the Company in exchange for their shares of the common stock of the Bank.

     The shareholders also unanimously fixed the number of directors of the Company at eight, and elected Gerard M. Banmiller, Thomas A. Clark III and Letitia G. Colombi as Class I directors of the Company to serve until the Company's annual meeting of shareholders to be held in 2005. Linda M. Rohrer, Gerald J. DeFelicis, John J. Donnelly, IV, Eduardo F. Enriquez and Stanley H. Molotsky are the remaining directors of the Company whose term of office as a director continued after the date of the Action.

Item 5.  Other Information

     Pursuant to the Merger Agreement, on June 30, 2002 the Company acquired the Bank pursuant to the merger of the Bank with and into Interim 1st Colonial National Bank, a wholly-owned subsidiary of the Company. This acquisition was part of the reorganization of the Bank from a stand-alone national bank to a bank holding company structure. The reorganization was approved by the Office of the Comptroller of the Currency and by the Federal Reserve Bank of Philadelphia on June 6, 2002.

     In the reorganization, each existing shareholder of the Bank received an equal number of shares of Company common stock in exchange for his or her Bank common stock. The shares of Company common stock issued in the reorganization were registered pursuant to the Company's Registration Statement
No. 333-84114 filed with the SEC.

     Prior to, on and after the date of the reorganization and merger, the Bank's current business and operations have remained unchanged. All of the directors of the Company are directors of the Bank. All of the costs and expenses of the reorganization were paid for by the Bank. The Bank still operates from its sole location at 1040 Haddon Avenue, Collingswood, New Jersey under the name "1st Colonial National Bank."

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

Number    Title

  2.1 Agreement and Plan of Reorganization and Merger dated as of March 5, 2002 between 1st Colonial National Bank and 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to 1st Colonial Bancorp, Inc.'s Registration Statement No. 333-84114 on
          Form S-4 filed with the Securities and Exchange
          Commission.)

  3.1 Articles of Incorporation of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to 1st Colonial Bancorp, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission (No. 333-84114)

  3.2 Bylaws of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to 1st Colonial Bancorp,
          Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission)
          (No. 333-84114)

  4.1     Form of certificate evidencing shares of 1st Colonial
          Bancorp, Inc. 1st Colonial Bancorp, Inc.'s Common Stock
          (Incorporated by reference to Exhibit 4.1 to 1st
          Colonial Bancorp, Inc.'s Registration Statement on
          Form S-4 filed with the Securities and Exchange
          Commission) (No. 333-84114)

     (b)  Reports on Form 8-K

          None.



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1ST COLONIAL BANCORP, INC.


Date:  August 14, 2002        By /s/Gerard M. Banmiller
                                 -------------------------------
                                 Gerard M. Banmiller
                                 President and
                                   Chief Executive Officer

Date: August 14, 2002         By /s/Robert C. Faix
                                 -------------------------------
                                 Robert C. Faix
                                 Senior Vice President and
                                   Chief Financial Officer



                    CERTIFICATION PURSUANT TO

                     18 U.S.C. SECTION 1350

                     AS ADOPTED PURSUANT TO

           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st Colonial Bancorp, Inc. (the "Company") on Form 10-QSB for the period ended
June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.   The Report fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of
     1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Gerard M. Banmiller,
-------------------------------------
President and Chief Executive Officer



/s/ Robert C. Faix,
-------------------------------------
Senior Vice President and
  Chief Financial Officer

Dated: August 14, 2002