Form 10QSB
period 2002-09-30
1ST COLONIAL BANCORP INC
filed 2002-11-12
CIK 1168230

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

                         Yes  X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                    Number of Shares Outstanding
         Class                          as of November 7, 2002

Common Stock, without par value               1,025,144



                       INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                              PAGE

  Item 1.  Financial Statements

           Consolidated Statements of Financial Condition
           September 30, 2002 (Unaudited) And
           December 31, 2001                                  4

           Consolidated Statements of Income and
           Comprehensive Income (Unaudited) - For the
           Three Months Ended and Nine Months Ended
           September 30, 2002 and 2001                        6

           Consolidated Statements of Cash Flows -
           (Unaudited) For the Nine Months Ended
           September 30, 2002 and 2001                        8

           Notes to Financial Statements                     10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     17

  Item 3.  Controls and Procedures                           25

PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds         25

  Item 6.  Exhibits and Reports on Form 8-K                  26

  Signatures                                                 27

  Certification Pursuant to 18 U.S.C. Section 1350           28



                 PART 1 - FINANCIAL INFORMATION
            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

                                                 September 30,   December 31,
                                                       2002          2001
                                                 -------------   ------------
                                                   (unaudited)
Assets
Cash and due from banks                              $ 3,691       $ 2,869
Federal funds sold                                     5,543        21,061
Investments held to maturity                             899         1,216
Securities available for sale (amortized
  cost of $15,557 at September 30, 2002 and
  $17,034 at December 31, 2001)                       15,637        17,197
Mortgages loans available for sale                       658           182
Loans                                                 52,298        36,596
  Less: Allowance for loan losses                       (547)         (335)
                                                     -------       -------
  Net loans                                           51,751        36,261
Bank premises and equipment, net                         631           442
Accrued interest receivable                              311           330
Deferred tax assets                                      177           154
Other assets                                             135            61
                                                     -------       -------
Total Assets                                         $79,433       $79,773
                                                     =======       =======
Liabilities

Demand deposits                                      $40,769       $22,979
Savings deposits                                      13,431        30,215
Other time deposits                                   13,177        14,071
  Total deposits                                      67,377        67,265
Short-term borrowings                                  4,784         5,460
Accrued interest payable                                   6            30
Taxes payable                                             41           125
Other liabilities                                        123           124
                                                     -------       -------
Total liabilities                                    $72,331       $73,004

Shareholders' equity

Common Stock (no par value)
    Authorized: 5,000,000 shares, issued
    and outstanding: 1,025,144 shares at
    September 30, 2002 and 1,024,586 shares
    at December 31, 2001
  Additional paid in capital                           7,003         7,000
  Retained earnings (deficit)                             46          (329)
  Accumulated other comprehensive income, net             53            98
                                                     -------       -------
      Total shareholders' equity                       7,102         6,769
                                                     -------       -------
      Total liabilities & shareholders' equity       $79,433       $79,773
                                                     =======       =======

The accompanying notes are an integral part of these statements.



            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
           FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

(Dollars in thousands, except per share data)

                                                     Three months ended   Nine months ended
                                                       September 30,       September 30,
                                                     ------------------   -----------------
                                                      2002        2001      2002      2001
                                                     -----       ------   -------   -------
Interest income:
Interest and fees on loans                           $ 887       $ 534    $2,356    $1,342
Interest on federal funds sold                          46         120       129       341
Interest and dividends on investments:
  Taxable                                              134         198       498       613
  Nontaxable                                             3           -         7         -
                                                     -----       -----    ------    ------
    Total interest income                            1,070         852     2,990     2,296
                                                     -----       -----    ------    ------

Interest expense:
Interest on demand deposits                            126          83       279       217
Interest on savings deposits                            53         122       173       314
Interest on time deposits                              122          96       288       309
Interest on short-term borrowings                       20          40        65        97
                                                     -----       -----    ------    ------
    Total interest expense                             321         341       805       937
                                                     -----       -----    ------    ------
Net interest income                                    749         511     2,185     1,359
Provision for loan losses                               55          60       230       135
                                                     -----       -----    ------    ------
Net interest income after
  provision for loan losses                            694         451     1,955     1,224

Other income:
  Service charges on deposit accounts                   21          11        54        33
  Gain on sale of mortgage loans                        13          16        36        32
  Other income, service charges and fees                 7           4        18         7
  Gains on sale of investments                          23           -        24        65
                                                     -----       -----    ------    ------
    Total other income                                  64          31       132       137

Other expenses:
  Salaries, wages and employee benefits                227         196       596       545
  Occupancy and equipment expenses                      57          41       150       128
  Advertising expense                                   23          22        48        42
  Data processing expense                               52          40       155       100
  Organization expenses                                  6           -         9         -
  Other Operating Expenses                             190         114       505       315
                                                     -----       -----    ------    ------
    Total other expenses                               555         413     1,463     1,130

Income before income taxes                             203          69       624       231
Income tax expense                                      80           -       249         -
                                                     -----       -----    ------    ------
Net income                                           $ 123       $  69    $  375    $  231
                                                     -----       -----    ------    ------
Other comprehensive income(loss)                       (33)        164      ( 45)      130
                                                     -----       -----    ------    ------
    Total comprehensive income                       $  90       $ 233   $   330    $  361
                                                     =====       =====    ======    ======

Net income per share information:
  Basic earnings per share                           $0.12       $0.07     $0.37     $0.26
  Diluted earnings per share                         $0.12       $0.07     $0.36     $0.25

The accompanying notes are an integral part of these statements.



            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

                                                    For the Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                       2002            2001
                                                    ---------       ---------
Cash flow from operating activities:

  Net income                                        $    375        $    231
Adjustments to reconcile net income to net
  cash used by operating activities:
  Depreciation and amortization                           66              54
  Accretion (amortization) of discount (premium)
    on securities, net                                     8             (34)
  Gain on sale of mortgage loans available for
    sale                                                 (36)            (32)
  Gain on sale of securities                             (24)            (65)
  Provision for loan losses                              230             135
  Mortgage loans originated                           (8,338)         (6,164)
  Mortgage loans sold                                  7,898           6,164
  Decrease (increase) in accrued interest
    receivable                                            19             (95)
  Decrease in deferred tax asset                          15               -
  (Increase)in other assets                              (74)            (21)
  (Decrease) increase in accrued interest payable        (24)             15
  Decrease in income taxes payable                       (84)              -
  (Decrease)increase in other liabilities                 (1)             11
                                                    --------        --------
Net cash provided by operating activities                 30             199

Cash flows from investing activities:
  Proceeds from maturity and sale of securities
    available-for-sale                                16,419           5,225
  Proceeds from maturity of securities held
    to maturity                                          931               -
  Purchases of securities available-for-sale         (15,540)         (8,439)
  Purchases of securities held to maturity              (614)              -
  Repayment of principal of securities
    available-for-sale                                   614             318
  Increase in loans receivable, net                  (15,720)        (14,901)
  Capital expenditures                                  (255)            (69)
                                                    --------        --------
Net cash used in investing activities                (14,165)        (17,866)

Cash flows from financing activities:
  Net increase in deposits                               112          22,711
  Net (decrease)increase in short-term borrowings       (676)          4,043
  Issuance of common stock                                 3           1,123
                                                    --------        --------
Net cash (used in) provided by
  financing activities                                  (561)         27,877
Net (decrease) increase in
  cash and cash equivalents                          (14,696)         10,210
Cash and cash equivalents
  as of beginning of year                             23,930           5,855
                                                    --------        --------
Cash and cash equivalents as of September 30,       $  9,234        $ 16,065
                                                    ========        ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                          $    829        $    922
  Income taxes                                           346               -
Noncash items:
  Change in unrealized gains for securities
   available-for-sale, net of taxes of $38               (45)            130

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

     The Bank's business and operations were unchanged by the reorganization and merger. All of the directors of the Company are directors of the Bank.

Note 2.  Summary of Significant Accounting Policies

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, 1st Colonial
National Bank. Any material intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited financial statements contain adjustments consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2002 and December 31, 2001 and the consolidated results of operations for the three and nine month periods ended September 30, 2002 and 2001. The accounting policies and reporting practices of the Company are in accordance with accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

     The accompanying financial statements have been prepared in accordance with instructions for Form 10-QSB and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

     The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near -term relate to the determination of the allowance for loan losses and the valuation of the deferred tax assets.

Note 3.  Earnings Per Share

     Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period. Options and warrants to purchase 136,377 and 118,877 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

         (Dollars are in thousands, except per share data)

                                               Three months     Nine months
                                                   ended           ended
                                              September 30,     September 30,
                                              --------------   --------------
                                               2002     2001    2002     2001
                                              ------    ----   ------   -----
Numerator:
  Net Income                                  $  123   $  69   $  375   $ 231

Denominator for basic earnings per share-
  weighted average shares                      1,025     927    1,025     904

Effect of dilutive securities:
  Director and employee stock options              3       7        5       3
  Warrants                                         0       0        0       0

Denominator for diluted earnings per
  share- adjusted weighted average
  shares and assumed exercised                 1,028     934    1,030     907

Basic earnings per share                      $ 0.12   $0.07   $ 0.37   $0.26
Diluted earnings per share                    $ 0.12   $0.07   $ 0.36   $0.25

     The following warrants and options were issued by the Bank with respect to Bank common stock. Pursuant to the Agreement and Plan of Reorganization and Merger dated as of March 5, 2002 among the Company, the Bank and Interim, as of June 30, 2002 these outstanding warrants and stock options became warrants and stock options to purchase the common stock of the Company.

     Warrants were issued to the Bank's underwriter in connection with its initial public offering of common stock in June 2000. Total warrants outstanding at September 30, 2002 entitled the holders to purchase 88,000 shares of common stock at a purchase price of $10.55 per share. These warrants are exercisable until June 29, 2006.

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

     On June 29, 2000, the Bank also issued stock options to the Bank's directors entitling them to purchase a total of 4,743 shares of Bank common stock. These options are exercisable at $7.27 per share for a period of ten years after the date of the grant. These options have fully vested. On August 7, 2002, a former director exercised his option and purchased 558 shares.

     In April 2001, options to purchase a total of 6,600 shares of Bank common stock were granted to the Bank's directors at an exercise price of $9.09 per share. These options are fully vested and expire ten years from the date of the grant.

     In June 2001, options to purchase a total of 3,913 shares of Bank common stock were granted to certain Bank employees at an exercise price of $9.09 per share, of which 20% become vested on each anniversary of the grant date. These options expire ten years from the date of the grant.

     On February 20, 2002, options to purchase a total of 10,000 shares of common stock were granted to certain Bank employees at an exercise price of $10.25 per share, of which 20% become vested on each anniversary of the grant date. These options expire ten years from the date of the grant.

     On June 17, 2002, options to purchase a total of 8,058 shares of common stock were granted to the Bank's directors at an exercise price of $9.58 per share. These options become fully vested eleven months from the date of the grant and expire ten years from the date of the grant.

Note 4.  Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses charged to operations. The allowance is maintained at a level that management believes will be adequate to absorb estimated losses on existing loans based on the collectibility of the loans and prior loss experience. Management uses significant estimates to determine the allowance for loan losses. Management's evaluations consider such factors as concentrations of credit risk, changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and trends that may affect the borrowers' ability to pay, and prior loss experience within various categories of the portfolio. All loans greater than $100,000 and all classified loans are analyzed individually. While management believes the allowance for loan losses is currently appropriate, future additions to the allowance may be necessary based on changes in general economic conditions and/or the condition of specific borrowers.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. Them may require additions to the allowance based upon their judgments about information available to them at the time of examination.

     In addition to management review, an external service provides a detailed loan review analysis. In the course of a year, all loans in excess of $100,000 are reviewed and rated.
In addition, other smaller loans are reviewed on a random basis. At each quarterly review cycle, all classified loans are assigned a specific reserve allocation based on the guidelines established in the Bank's credit policy which was approved by the Board of Directors.

     The balance of any rated loan is deducted from the remaining general portfolio classification. The general category is currently segregated by commercial real estate, commercial and industrial loans, home equity loans and other consumer loans. Each category of loan is then assigned loss factors based on a review of the following areas: (i) historical losses (due to limited loss experience, we use the loss experience of peer banks as reported in the Uniform Bank Performance Report); (ii) policies and procedures;
(iii) economic conditions; (iv) nature and volume; (v) management; (vi) oversight; (vii) concentrations; and (viii) external factors. The sum of the assigned loss factors is then applied to the outstanding balance of the respective category.

     It is management's intent to reserve for known and inherent losses in the portfolio. No portion of the allowance was in an "unallocated" category as of December 31, 2001, and a minimal portion of the allowance was in an "unallocated" category at September 31, 2002.

     The Bank has no credit exposure to foreign countries or foreign borrowers or highly leverages transactions.

     Loans charged off will represent the Bank's recognition of losses previously provided for in the overall allowance for loan losses through the provisions charged to operations in the respective periods.

Note 5.  Litigation

     At September 30, 2002, the Company was neither engaged in any existing nor aware of any pending material legal proceedings. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

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

     The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. There was no impact on the Company's earnings, financial condition, or equity upon adoption of SFAS No. 142 on January 1, 2002.

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

     Early application of the provisions of this Statement may be as of the beginning of the fiscal year or as of the beginning of the interim period in which this Statement is issued. The adoption of this Statement did not have an impact on the Bank's earnings, financial condition or equity.

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

     In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in Paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

     With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. The adoption of this Statement did not have an impact on the Bank's earnings, financial condition, or equity.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company has only recently been formed and had no material assets until its acquisition of the Bank on June 30, 2002. See Note 1 to the Financial Statements for a description of such acquisition and the related transactions. Therefore, prior to June 30, 2002 it had no results of operations. Further, as of this filing, the only material asset of the Company is the common stock of the Bank. Accordingly, the following discussion and analysis relates to the financial condition and results of operations of the Bank, and should be read in conjunction with the financial statements and related notes appearing on the preceding pages as well as in the Bank's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 filed with the Office of the Comptroller of the Currency (the "OCC"). Unaudited results of operations for the three and nine month periods ended September 30, 2002 are compared to the unaudited results of operations for the comparable periods ended
September 30, 2001. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results to be attained for any other period.

     Statements regarding the Bank's expectations as to financial results and other aspects of its business set forth in this Form 10-QSB or otherwise made in writing or orally by the Bank may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Bank believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, the Company's ability to complete its pending offering of units (each unit consisting of one share of common stock and a warrant to acquire one share of common stock) and if completed, the amount raised in such offering, uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

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

     The Bank's only branch is located at 1040 Haddon Avenue, Collingswood, New Jersey. However, on August 30, 2002, the Bank purchased a site located in Westville, New Jersey for use as a bank branch. We have received the necessary regulatory approvals, and we expect to complete the renovation and equipping of the property in the fourth quarter of 2002. The opening of this new branch is scheduled to occur in December 2002.

     At September 30, 2002, the Bank had 14 full-time and 2 part-time employees

CRITICAL ACCOUNTING MATTERS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of the deferred tax assets.

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

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely that not that such deferred tax assets will not become available.

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

FINANCIAL CONDITION

     The Bank's assets totaled $79.4 million at September 30, 2002, as compared to $79.8 million at December 31, 2001, a decrease of $340,000 or 0.4%. This decrease was caused principally by the Bank's management of deposits and a $676,000 reduction in short-term borrowings, as the Bank elected to fund a portion of its loan demand using proceeds from the maturity or sale of investments rather than from borrowings. The Bank's assets at September 30, 2002, consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $9.2 million, investment securities, which totaled $16.5 million and loans, which totaled $52.3 million. The Bank's premises and equipment totaled $631,000 at September 30, 2002, consisting primarily of leasehold improvements at the Collingswood branch and construction in process for the future Westville branch.
The Bank's assets at December 31, 2001 consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $23.9 million, investment securities which totaled $18.4 million, and loans which totaled $36.6 million.

     During the first nine months of 2002, the Company redeployed funds from lower yielding investments and federal funds to higher yielding commercial loans. Total loans increased during such period by $15.7 million, or 42.9%. Deposits totaled $67.4 million at September 30, 2002, as compared to $67.3 million at December 31, 2001, an increase of $112,000 or 0.2%. Non-interest bearing demand deposits totaled $17.5 million and interest-bearing demand deposits totaled $23.3 million at September 30, 2002, as compared to $10.6 million and $12.4 million, respectively, at December 31, 2001. This increase in demand deposits was the result of funds shifting out of savings deposits, including money market deposits. Savings deposits totaled $13.4 million and certificates of deposit totaled $13.2 million at September 30, 2002, as compared to $30.2 and $14.1 million, respectively, at December 31, 2001.

RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 2002 was $123,000 as compared to $69,000 for the comparable prior period. Net interest income increased by $238,000 to $749,000, primarily due to a $20.6 million increase in average earning assets, as well as the redeployment of the Bank's assets from investments to loans discussed above, and a slight increase in the Bank's net interest margin. Interest and fees on loans for the quarter increased by $353,000 from the three months ended September 30, 2001, while interest on federal funds sold decreased by $74,000 and interest and dividends on investments decreased by $61,000. In contrast, total interest expense remained relatively flat, decreasing $20,000 from the prior period due principally to the shift into lower yielding demand accounts. Average loans, the highest yielding asset, increased $24.4 million or 92.1% from the previous period. Total average investment securities decreased $1.0 million or 7.1% from September 30, 2001. The Bank's net interest margin was 3.93% for the quarter ended September 30, 2002 as compared to 3.70% during the quarter ended September 30, 2001. The growth in the loan portfolio slowed during the quarter. As a result, the provision for loan losses decreased to $55,000 for the three months ended September 30, 2002 compared to $60,000 for the prior period. Non-interest income, primarily service charges on deposit accounts, other fees and gains on sale of mortgages and investments held for sale, increased $33,000 to $64,000 for the quarter ended September 30, 2002 principally because gains on sale of investments increased by $23,000 for the quarter ended September 30, 2002. There were no gains recorded in the prior period. Non-interest expense increased to $555,000 for the three months ended September 30, 2002 compared to $413,000 for the prior period. Most of this increase related to growth-related increases in salary and benefits, occupancy and equipment expense, data processing costs and postage and courier fees. The Bank also recorded income tax expense for the three months ended September 30, 2002 of $80,000. The Bank did not record any income tax expense in the prior period.

     For the nine months ended September 30, 2002, net income increased $144,000 or 62.3% to $375,000 from the prior period. Net interest income was $2.2 million compared to $1.4 million for the comparable prior period. This was primarily due to an increase of $24.9 million or 54.6% in average earning assets. Average loans outstanding were $45.5 million for the period as compared to $21.9 million in the prior period. As the asset mix changed from the prior period, interest income on loans increased by $1 million and interest income on fed funds sold and investments declined from the prior period to $129,000 (from $341,000) and $505,000 (from $613,000), respectively. As a result of the growth in the loan portfolio, the loan loss provision was $230,000 for the nine months ended September 30, 2002, an increase of $95,000 or 70.4% from the prior period. Average interest bearing liabilities increased from $36.3 million to $52.3 million, an increase of $16.0 million or 44.1%. At the same time, due to an overall decline in market interest rates, the average cost of funds declined from 3.46% to 2.06%. This decline caused interest expense to decrease for the nine month period ended September 30, 2002 by $132,000 to $805,000 from the comparable prior period. Non-interest income for the period was $132,000 as compared to $137,000 for the prior period. The Bank recorded gains on sales of investments of $65,000 in the nine month period ending September 30, 2001 as compared to $24,000 in the current period. Income for deposit fees, gains on sale of mortgage loans and other charges and fees increased $36,000 to $108,000 for the current period, an increase of 50.0%. This increase is attributable to increased activity due to growth and a change in pricing strategy. Non-interest expense increased 29.5% to $1.5 million. This increase
is primarily due to growth related factors.   An increase in
staff caused salary and benefits to increase $51,000 or 9.36%. During the second quarter, the operations department relocated to another facility. Occupancy expense increased $22,000 to $150,000 for the nine month period, an increase of 17.2%. Regulatory fees and FDIC insurance increased 100.0% to $34,000. With only one location, the Bank depends on outside couriers to pick up remote customers' business. Courier related fees increased $18,000 to $32,000, an increase of 128.6%. EDP expenses increased 55.5% to $155,000. As loan activity has increased, loan expenses have increased $33,000 to $61,000, an increase of 117.9%. Legal expenses increased 72.2% to $31,000 as compared to $18,000 in the prior period. Fees to outside directors were $18,000 for the period compared to $5,000 in the previous period. As the Bank's operations expanded, audit related expenses increased $19,000 to $64,000. Telephone expenses increased to $14,000 for the nine month period, an increase of 100.0% from the comparable prior period. Correspondent bank fees increased 153.3% to $23,000 for the nine months ended September 30, 2002. For the nine month period ending September 30, 2002, the Company recorded an income tax expense of $249,000. The Company did not record any tax expense in the prior period.

LIQUIDITY

     Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through deposits and borrowings. Liquid assets include cash, federal funds sold, securities classified as available for sale, and loans maturing within one year. As a result of the Bank's management of liquid assets, and the ability to generate liquidity through deposits and short-term customer repos, management believes that the Bank maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs. In addition, the Bank maintains a $1.8 million secured line of credit and a $2.0 million unsecured line of credit with commercial banks.

     At September 30, 2002, cash, securities classified as available for sale, and federal funds sold were 31.3% of total assets. Asset liquidity is also provided by managing loans and the maturity of investment securities. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

     Net cash provided by operating activities for the nine months ended September 30, 2002 was $30,000 as compared to $199,000 in the prior period. The change in net cash provided by operating activities relates primarily to the change in the level of mortgage loans held for sale and an increase in the provision for loan and lease losses. Net cash used in investing activities was $14.2 million compared to $17.9 million in the prior period. The net change was due to proceeds from maturing investments being used to fund loan growth. Funds used in financing activities were $561,000 for the period ended September 30, 2002 compared to funds provided by financing activities of $27.9 million for the prior period. The primary reason was an anticipated decline in deposit balances that built up during the quarter ended December 31, 2001.

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

     The Bank manages capital ratios to exceed regulatory minimums. The Bank's Tier 1 Risk-Based Capital Ratio was 12.9% at September 30, 2002. The Bank's Total Risk-Based Capital Ratio was 13.9% at September 30, 2002. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At September 30, 2002, the Bank's Leverage Ratio was 8.9%, which exceeded the required minimum leverage ratio of 8.00%. Management anticipates these ratios to decline as capital is leveraged in support of deposit and asset growth. The 8.0% leverage ratio requirement (which will reduce to 4.0% on June 30, 2003) may limit the Bank's ability to establish or acquire additional branches, to accept new deposits, to make new loans, and to otherwise grow its assets.

     The following table shows the Bank's regulatory capital ratios and shareholders' equity to total assets as of September 30, 2002:

                                              September 30, 2002
                                             Regulatory   Actual
                                               Minimum     Ratio

Tier 1 risk-based capital ratio                 4.0%       12.9%
Total risk-based capital ratio                  8.0%       13.9%
Tier 1 leverage ratio                           8.0%        8.9%
Shareholders' equity to total assets            None        8.9%

     The Company is raising additional capital in 2002 by selling common stock. Accordingly, the Company filed a Registration Statement with the Securities and Exchange Commission registering 600,000 units for sale to the public at a purchase price of $8.50 per unit. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock in the future. The Registration Statement was declared effective by the SEC on September 20, 2002, and the Company expects to complete the offering on or before December 31, 2002 and to raise between $850,000 and $5.1 million in the offering. Most of the net proceeds from the sale of such stock will be contributed to the Bank and used to fund the Bank's continued growth through the opening new branches and otherwise, and to provide the necessary capital to allow the Bank to continue to grow its lending capacity and deposits and to meet its minimum regulatory capital levels. On August 30, 2002, the Bank purchased a property in Westville, New Jersey that it intends to operate as a branch pending the completion of construction improvements. The Bank is also considering establishing additional branches in 2003.

Item 3.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. 1st Colonial Bancorp's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this Form 10-QSB, are effective.

     (b) Changes in Internal Controls. There have been no significant changes in 1st Colonial Bancorp's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

                   PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On August 7, 2002, the Company sold 558 shares of its common stock, no par value, to Thomas S. Tranovich, a former director of 1st Colonial National Bank, pursuant to the exercise by Mr. Tranovich of options to purchase such stock. These options were granted to Mr. Tranovich when he was a director of the Bank and had an exercise price per share of $7.27. Mr. Tranovich paid a total of $4,056 to the Company for such shares.

     The Company claimed an exemption from registration under the Securities Act of 1933 for this transaction pursuant to Rule 701 thereunder because (1) the option was granted to Mr. Tranovich prior to the Company becoming subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; (2) such option was granted under a written stock option plan established by the Company for the participation of its outside directors (the "Plan); (3) the aggregate sales price or amount of securities sold by the Company in reliance on Rule 701 during the consecutive 12-month period in which the sale to Mr. Tranovich took place did not exceed the greatest of the following: (a) $1,000,000; (b) 15% of the total assets of the Company at September 30, 2002; or (c) 15% of the outstanding amount of the common stock being offered and sold in reliance on Rule 701; and (4) the Company had previously delivered to Mr. Tranovich a copy of the Plan.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

Number    Title

  3.1 Articles of Incorporation of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to 1st Colonial Bancorp, Inc.'s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission

  3.2 Bylaws of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to 1st Colonial Bancorp, Inc.'s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission)

  4.1 Form of certificate evidencing shares of 1st Colonial Bancorp, Inc. 1st Colonial Bancorp, Inc.'s Common Stock (Incorporated by reference to Exhibit 4.1 to 1st Colonial Bancorp, Inc.'s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission)

     (b)  Reports on Form 8-K

          None



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1ST COLONIAL BANCORP, INC.


Date:  November 8, 2002       By /s/Gerard M. Banmiller
                                 Gerard M. Banmiller
                                 President and
                                   Chief Executive Officer

Date: November 8, 2002        By /s/Robert C. Faix
                                 Robert C. Faix
                                 Senior Vice President and
                                   Chief Financial Officer



                          CERTIFICATIONS

     I, Gerard M. Banmiller, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of 1st Colonial Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  Presented in this quarterly report our
               conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November  8, 2002


 /s/  Gerard M. Banmiller
President and
  Chief Executive Officer



     I, Robert C. Faix, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of 1st Colonial Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  Presented in this quarterly report our
               conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November  8, 2002


 /s/  Robert C. Faix
Senior Vice President and
  Chief Financial Officer



                   CERTIFICATION PURSUANT TO

                     18 U.S.C. SECTION 1350

                     AS ADOPTED PURSUANT TO

           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st Colonial Bancorp, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.   The Report fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of
     1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Gerard M. Banmiller
-------------------------------------
Gerard M. Banmiller
President and Chief Executive Officer



/s/ Robert C. Faix
-------------------------------------
Robert C. Faix
Senior Vice President and
  Chief Financial Officer

Dated: November 12, 2002