Form 10KSB
period 2002-12-31
1ST COLONIAL BANCORP INC
filed 2003-03-28
CIK 1168230

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-KSB

(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

                    1st Colonial Bancorp, Inc.
      (Exact name of registrant as specified in its charter)

         United States                            01-0715542
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

          1040 Haddon Avenue
       Collingswood, New Jersey                          08108
Address of principal executive offices                (Zip Code)

                          (856) 858-1100
        Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
None.

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]     No [   ].

     The issuer's revenues for its most recent fiscal year were $ 4,294,000.

     The aggregate market value of issued and outstanding voting and non-voting equity securities held by non-affiliates of the Registrant based upon a price of $9.87 per share, the average of the bid and asked prices of the Registrant's common stock on March 26, 2003, is $10,382,825. For purposes of this calculation, all directors and executive officers of the Registrant, and their associates, have been considered affiliates.

     The number of shares of Common Stock outstanding on March 24, 2003 was 1,279,543.

     Transitional Small Business Disclosure Format (Check One):
Yes [   ]; No [ X ]



                              PART I

ITEM 1.  Business

General

     1st Colonial Bancorp, Inc (the "Company") is a Pennsylvania business corporation and bank holding company registered under the Bank Holding Company Act of 1956. The Company was incorporated on February 26, 2002 for the purpose of acquiring 1st Colonial National Bank (the "Bank"), thereby enabling the Bank to operate within a holding company structure. On June 30, 2002, the Company acquired 100% of the outstanding shares of the Bank.

     The principal activities of the Company are owning and supervising the Bank. The Bank is a community-oriented, full service commercial bank providing commercial and consumer financial services to businesses and individuals in the Camden County, New Jersey area. The Bank competes with the many existing and larger financial institutions in our geographic market by emphasizing personalized service, responsive decision making and an overall commitment to excellence. The Bank began operations on June 30, 2000.

     The Bank offers commercial and consumer loans of all types, including real estate loans, residential mortgage loans, home equity loans, lines of credit, auto loans and other credit products. The Bank's deposit services include business and individual demand and time deposit accounts, NOW accounts, money market accounts, Individual Retirement Accounts and holiday accounts. Our strategy for deposit acquisition and development has been to attract and retain core deposits, and we traditionally have not priced our deposits to attract short term relationships, nor do we accept brokered deposits. The Bank is not authorized to offer trust services and does not presently offer the sale of investment products such as mutual funds to its customers.

     The Bank provides a number of convenience-oriented services and products to our customers, including direct payroll and social security deposit services, bank-by-mail services, letters of credit, access to a national automated teller machine network, safe deposit boxes, night depository facilities, notary services and travelers checks. We also offer automated telephone banking services that enable our customers to obtain account information and effectuate transfers between accounts.

     We have outsourced virtually all of our data processing operations pursuant to a contract with The InterCept Group Inc. for the provision of data processing services with respect to deposit accounts, checking accounts, loan accounts and other matters, as well as ATM processing services. We also have agreements with third parties for certain credit card and escrow deposit processing services.

     At December 31, 2002, we had loans of $53.6 million (net of a $576,000 allowance for loan losses), representing approximately 54.5% of total assets. Securities, primarily U.S.
government agency securities, totaled $31.2 million or approximately 31.7% of total assets.

     Our lending activity is concentrated primarily in commercial loans (68.0% of the loan portfolio at December 31, 2002) and consumer loans (26.6% of the loan portfolio at December 31, 2002). The commercial loan portfolio is largely made up of loans secured by commercial and multi-family real estate with an average loan to value ratio under 80%. Substantially all residential mortgage loans originated by us are sold in the secondary market with servicing released. There is no material concentration in the portfolio within any business or industry segment. Our strategy is to make commercial loans based on our analysis of a borrower's ability to repay the loan out of its operating cash flows. With few exceptions, we also obtain real estate or other collateral for a loan, and typically require repayment guarantees by principals of a borrower. Most of the commercial loans are made to a diverse group of businesses of small and medium size. We have no land or residential development loans. The consumer loan portfolio consists primarily of home equity, automobile and personal loans. Approximately 83.5% of the consumer loan portfolio at December 31, 2002 consisted of home equity loans. The average loan to value ratio of these loans is approximately 80%.

     Risk elements in the loan portfolio include loans past due, non-accrual loans, other real estate owned and a concentration of loans to one type of borrower. We closely monitor the loan portfolio to reduce the risk of delinquent and problem credits. Strict underwriting criteria, which includes loan to value and debt to income ratios are followed, which also helps reduce credit risk in the loan portfolio. The loan review function is performed by an outside entity that evaluates loan quality including adherence to underwriting criteria. This outside entity reports directly to the Audit Committee of the Board of Directors. The OCC, as the Bank's primary regulator, also reviews the loan portfolio as part of its review process. The majority of the loan portfolio is geographically concentrated in Camden County, New Jersey.

     As of December 31, 2002, we employed 19 full-time and 3 part-time employees.

Service Area

     The Bank is located on Haddon Avenue in the southern part of the Borough of Collingswood. The majority of the Bank's customers come from the immediate Collingswood area and surrounding communities, within an area extending about two and one-half miles from the Bank site. This primary market area consists of portions of the New Jersey communities of Collingswood, Audubon, Oaklyn and Haddon Heights Boroughs, portions of Cherry Hill and Pennsauken Townships and all of Haddon Township. The Bank's broader market area is the northern region of Camden County. This northern region encompasses
21 municipalities within a land area of 68.5 square miles.

     On January 16, 2003, the Bank opened a branch office at 321
Broadway in Westville, New Jersey. From this office, the Bank can effectively serve the communities of Westville, Bellmawr, Brooklawn, Barrington, Runnemede and Woodbury.

Competition

     The banking business in the immediate service area of the Bank is highly competitive with respect to both loans and deposits and is dominated by a number of major regional and super-regional banks, and non-depository institutions. Many of these institutions, particularly the larger banking firms that have enhanced their local presence through mergers in recent years, have substantially greater resources and offer a wider array of services than the Bank. In addition, many of these institutions are permitted to make larger loans than the Bank. Due to regulatory changes, which have allowed banks and non-bank financial institutions entry into common areas, there has been increased competition between banks and non-bank financial institutions. There have been significant regulatory, statutory and case law changes in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. The Bank faces increasing competition for loans and deposits from institutions such as credit unions, mortgage brokers, mortgage banking companies, mutual funds, money market funds, investment bankers, insurance companies and others. Under new legislation, these non-bank financial institutions can now acquire and own banks. It is not possible to assess at this time what impact these regulatory changes will have on the Bank. See "Supervision and Regulation."

     The Bank competes with these institutions primarily on the basis of service, quality and hours of operation. The Bank believes that its local presence of senior management and its Board of Directors, and their collective familiarity with its service area, the Bank is afforded an advantage in service, quality and understanding the needs of its customer base.

                    SUPERVISION AND REGULATION

General

     The Bank is a national bank chartered under the National Bank Act, and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC") and, in certain respects, by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC, through the Bank Insurance Fund ("BIF"), insures all deposits held by the Bank up to a maximum of $100,000 for any one customer.

     The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loan and investment quality, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank's depositors rather than the Bank's shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

     The various laws and regulations administered by the OCC affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of other financial institutions and companies, and also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices.

     The OCC authorized the opening of the Bank in June 2000. This authorization is subject to certain conditions. These conditions include the Bank providing the OCC with at least thirty (30) days prior notice of any significant deviations or changes from the Bank's proposed operating plan during the first three years of the Bank's operation. The Bank is also required to maintain a leverage ratio of 8.0% for the first three years of operation. See "--Capital Requirements." Any failure by the Bank to satisfy such conditions could result in the revocation of its OCC authorization and the inability of the Bank to continue the business of banking.

Sarbanes-Oxley Act

     On July 30, 2002, the Sarbanes-Oxley Act was enacted. This Act is not a banking law, but applies to all public companies, including the Company. Sarbanes-Oxley is designed to restore investor confidence. Sarbanes-Oxley adopts new standards of corporate governance and imposes new requirements on the board and management of public companies. The chief executive officer and chief financial officer of a public company must now certify the financial statements of the company. New definitions of "independent directors" have been adopted, and new responsibilities and duties have been established for the audit and other committees of the board. In addition, the reporting requirements for insider stock transactions have been revised, requiring most transactions to be reported within two business days. While complying with Sarbanes-Oxley will result in increased costs to the Company, the additional costs are not expected to have a material effect.

USA PATRIOT Act

     In October 2001, the President signed into law the USA PATRIOT Act. This Act was in direct response to the terrorist attacks on September 11, 2001, and strengthens the anti-money laundering provisions of the Bank Secrecy Act. Most of the new provisions added by this Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. The Bank does not have a significant foreign business and does not expect this Act to materially affect its operations. This Act does, however, require the banking regulators to consider a bank's record of compliance under the Bank Secrecy Act in acting on any application filed by a bank. As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the Bank's record of compliance in this area will be an additional factor in any applications filed by it in the future. To the Bank's knowledge, its record of compliance in this area is satisfactory and its processes and procedures to insure compliance with this Act are satisfactory.

Privacy Regulations

     As mandated by the Gramm-Leach-Bliley Act, states continue to promulgate and refine laws and regulations that require financial institutions to take steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. Several states have now adopted similar provisions regarding the safeguarding of customer information. The Bank has implemented procedures to comply with the Gramm-Leach-Bliley Act's related privacy requirements.

Capital Requirements

     Under federal regulations, the Bank must maintain a minimum ratio of qualified total capital to risk-weighted assets of 8.0%. Risk-weighted assets are determined by multiplying the various categories of assets by the appropriate risk-weighing factor (ranging from 0% to 100%) under applicable regulations. Certain off-balance sheet items, such as standby letters of credit, are included in assets for these purposes at a "credit equivalent" value, determined by multiplying the off-balance sheet item by a credit conversion factor established by applicable regulations. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital." Federal regulations also require a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%.

     In addition, federal regulations have established a minimum leverage ratio (Tier 1 capital to quarterly average assets less goodwill) of 3.0% for banks and bank holding companies that meet certain specified criteria, including those that have the highest regulatory rating. All other banks and bank holding companies are required to maintain a leverage ratio of 3.0% plus an additional amount of at least 100 to 200 basis points. The regulations also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. New banks, such as the Bank, are required to maintain a leverage ratio of 8.0% for the first three years of operation (in the Bank's case, until June 2003).

     Any national bank not in compliance with applicable capital requirements may be subject to certain growth restrictions, issuance of a capital directive by the appropriate federal regulator, and various other possible enforcement actions by the appropriate federal regulators, including a cease and desist order, civil monetary penalties, and the establishment of restrictions on operations. In addition, the institution could be subject to appointment of a receiver or conservator or a forced merger into another institution.

Limits on Dividends

     The amount of dividends that may be paid by the Bank to its shareholders depends upon the Bank's earnings and capital position, and is limited by federal law, regulations and policies.

     As a national bank subject to the regulations of the OCC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts.

     In addition, the OCC is authorized to determine under certain circumstances relating to the financial condition of a national bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice.

Loans to One Borrower Limitation

     Under applicable OCC regulations, a national bank's total outstanding loans and extensions of credit to one borrower may not exceed 15% of the bank's capital and surplus, plus an additional 10% of the bank's capital and surplus if the amount that exceeds the bank's 15% general limit is fully secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. To qualify for the additional 10% limit, the bank must perfect a security interest in the collateral under applicable law and the collateral must have a current market value at all times of at least 100% of the amount of the loan or extension of credit that exceeds the bank's 15% general limit.

Community Reinvestment

     Under the Community Reinvestment Act ("CRA"), a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop types of products and services that it believes are best suited to its particular community, consistent with the CRA.

     The CRA requires the OCC, in connection with its examination of national banks, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The OCC is required to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system, which rating is disclosed to the public. The OCC completed a CRA examination of the Bank as of March 31, 2002. The Bank received a Satisfactory rating.

Prompt Correction Action

     The federal banking agencies are required to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. There currently are five capital tiers:
"well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." The Bank is "well capitalized." See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources".

     The FDIC's regulations establish specific actions that are permitted or, in certain cases required, to be taken by regulators with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of the institution's capital, the agency's correction powers can include: requiring a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional stock (including voting stock) or be acquired by another institution in a transaction supervised by the FDIC; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election for the institution's board of directors; requiring that certain senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; prohibiting the payment of principal or interest on subordinated debt; and, in the most severe cases, appointing a receiver for the institution. A bank that is undercapitalized is required to submit a capital restoration plan. Under certain circumstances, a "well capitalized", "adequately capitalized" or "undercapitalized" institution may be required to comply with restrictions applicable to the next lowest capital category.

Safety and Soundness Standards

     The OCC and the other federal banking agencies have adopted "Interagency Guidelines Establishing Standards for Safety and Soundness" ("Guidelines"). These operational and managerial standards address an institution's general practices, and are designed to provide a framework for the federal bank regulators to determine whether those practices are sound in principle and whether procedures are in place to ensure that they are applied in the normal course of business. The Guidelines cover such areas as internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation. Banks failing to meet these standards are required to submit compliance plans to their appropriate federal regulators.

     The OCC is also required to perform annual on-site bank examinations, place limits on real estate lending by banks and impose more stringent auditing requirements.

Insurance of Accounts and Regulation by the FDIC

     The Bank is a member of the Bank Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examination of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order poses a serious risk to the Bank Insurance Fund.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The current premium schedule for Bank Insurance Fund insured institutions ranges from 0 to 27 basis points per $100 of deposits. In addition, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve the thrift crisis in the 1980s. The current annual rate for all insured institutions is
1.68 basis points for each $100 in domestic deposits. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.

Legislative Proposals and Reforms

     In addition to the USA Patriot Act, other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions, are considered from time to time by the federal and various state governments. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. New legislation and regulation may include dramatic changes to the federal deposit insurance system. It cannot be predicted whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Bank.

Impact of Monetary Policies

     The profitability of the banking business depends in large part on interest rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings, and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio, comprise the major portion of the Bank's earnings. In addition, the Bank may from time to time attempt to generate revenues by assessing fees on its services, to the extent the competitive market will allow such fees.

     The earnings and growth of the Bank and of the banking industry as a whole is affected not only by general domestic and foreign economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board affects the national economy by its open market operations in United States government securities, limitations upon savings and time deposit interest rates, and adjustments to the discount and reserve retention rates applicable to borrowings by banks which are members of the Federal Reserve System. These actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits and affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted but, in any event, may have a material effect on the Bank.

ITEM 2.  Properties

     Our headquarters are located at 1040 Haddon Avenue, Collingswood, New Jersey. The property, which houses the administrative headquarters and a full service banking office, is leased by the Bank. The building has two stories containing approximately 3,800 total square feet of space. It was built in 1980 and was operated as a branch by various area banks until its closure in 1998. In addition to the existing vault, safe deposit boxes, drive-through teller window and night depository facility, the facility includes multiple customer service representative locations and an automated teller machine. The annual base rental for the first five years of the lease term is $45,000, not including taxes, utilities and insurance. The initial term of the lease is for 10 years, with options in favor of the Bank to renew the lease for two additional five-year terms. In the opinion of management, the property is well maintained and suitable to our present needs and operations. During the first six months of 2002, we moved our accounting and operations functions to space leased by the Bank at 900 Haddon Avenue, Collingswood, New Jersey.

     On January 16, 2003 the Bank opened a branch office at 321 Broadway, Westville, New Jersey. The Bank purchased this facility from another financial institution. The Bank did not purchase any deposits or loans in this transaction. In addition to the existing vault, drive-through teller windows and night depository facility, the facility was expanded to include multiple customer service representative locations and a drive-up automated teller machine. Management anticipates that it will apply to the OCC for approval to open at least one new branch location during 2003.

ITEM 3.  Legal Proceedings

     We are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. We do not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material effect on our business or financial position. The Bank is not a party to any pending legal proceedings, nor is any of its property subject to any legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

                            PART II

ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol FCOB. The following table sets forth the high and low sale prices for the Common Stock, as reported by the OTC Bulletin Board, as of the most recent practicable date and for the periods indicated below:

                       OTC BULLETIN BOARD*

                                                   HIGH     LOW

Quarter ended December 31, 2002                     9.01    6.77
Quarter ended September 30, 2002                    9.50    7.25
Quarter ended June 30, 2002                         9.75    9.00
Quarter ended March 31, 2002                       10.25    9.25
Quarter ended December 31, 2001**                   9.55    8.18
Quarter ended September 30, 2001**                 12.96    9.77
Quarter ended June 30, 2001**                       9.09    7.96
Quarter ended March 31, 2001**                      8.63    8.50
________________________
* These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and, therefore, may not necessarily represent actual transactions.

** Prices are adjusted to reflect the 10% stock dividend distributed by the Bank on January 15, 2002.

     Dividends. The Company has never paid a cash dividend. The payment of cash dividends by the Bank to the Company is limited under federal banking law. See "Item 1. Business-- Supervision and Regulation--Limits on Dividends." On
January 15, 2002, the Bank distributed a 10% stock dividend to all shareholders of record as of January 2, 2002. On June 30, 2002, the Bank became a wholly owned subsidiary of the Company. On December 18, 2002, the Board of Directors of the Company voted to declare a five percent stock dividend to the Company's shareholders. The dividend will be distributed on all issued and outstanding shares held of record as of April 1, 2003 and will be payable on April 15, 2003.

     Holders. As of March 3, 2003, the Company had 301 holders of record of its common stock. Such information does not include those persons holding securities in brokerage accounts using street names, the addition of which would increase the number of beneficial owners of the Company's common stock.

     As of March 24, 2003, there were options outstanding to purchase 47,552 shares of common stock and warrants outstanding to purchase 342,399 shares of common stock.

      Midwest Research Securities Corp., a subsidiary of First Tennessee National Bank; Janney Montgomery Scott, LLC; Ryan Beck & Company, Inc.; Hill, Thompson, Magid LLP; Schwab Capital Markets LP; Baird Patrick & Co., Inc.; and Monroe Securities make a market in the Company's common stock. StockTrans, Inc. serves as transfer agent and registrar for the Company's common stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide information about the financial condition and results of operations of the Company for the fiscal year ended December 31, 2002, and should be read in conjunction with the Company's financial statements and related notes set forth in Item 7 of this Form 10-KSB.

     The Company has only recently been formed and had no material assets until its acquisition of the Bank on June 30, 2002. Therefore, prior to June 30, 2002 it had no results of operations. Accordingly, the following discussion and analysis relates to the financial condition and results of operations of the Bank.

     This Annual Report on Form 10-KSB contains forward looking statements with respect to, among other things, plans, future events or performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward looking statement, including but not limited to changes in economic conditions, the adequacy of loan loss reserves, the effect of competition and changes in regulatory requirements. Where any forward looking statement includes a statement of the assumptions or bases underlying such forward looking statement, we caution that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, we express an expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect", "intend" and "anticipate" and similar expressions identify forward looking statements.

Financial Highlights

     Except as discussed in this Management's Discussion and Analysis, management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations.

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

     The Company acquired the Bank on June 30, 2002 pursuant to the merger of the Bank with and into Interim 1st Colonial National Bank ("Interim"), a wholly-owned subsidiary of the Company. The acquisition was part of the reorganization of the Bank from a stand-alone national bank to a bank holding company structure. The reorganization was approved by the Office of the Comptroller of the Currency and by the Federal Reserve Bank of Philadelphia on June 6, 2002.

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

     On December 20, 2002, the Company completed its public offering of units of common stock and warrants. In the offering, the Company sold 254,399 units at an offering price of $8.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase an additional share of common stock during the next three years at a purchase price of $9.60 per share. 1st Colonial raised net proceeds of $1.93 million in the offering. These proceeds are being used to fund, among other things, the continued growth of the Bank, including the establishment of additional branches.

     The Bank operates from its main office in Collingswood New Jersey and its newly opened branch office in Westville, New Jersey. The Westville branch location was purchased on August 30, 2002. After receiving the necessary regulatory approvals, the Bank purchased, renovated and equipped the facility at a total cost of $483,000. The new branch opened on January 16, 2003.

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

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available.

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

Financial Condition

     The Company's assets totaled $98.3 million at December 31, 2002, as compared to $79.8 million at December 31, 2001, an increase of $18.5 million or 23.2%. This increase was caused principally by a $15.7 million (23.3%) increase in deposits and the Company's completion of its public offering of common stock and warrants in December 2002, in which it raised net proceeds of $1.9 million. This offering will allow the Bank to grow by an additional $14.8 million or 15.1% and still comply with the Bank's regulatory capital requirements. The Bank also increased its short-term borrowings by $573,000 or 10.5%, in order to fund a portion of its loan demand. Net loans increased by $17.4 million or 47.9% during 2002. The Company's assets at December 31, 2002 consisted primarily of cash and cash equivalents (including federal funds sold) which totaled
$12.2 million, investment securities which totaled $31.2 million and loans (including mortgage loans available for sale) which totaled $53.7 million. The Company's premises and equipment totaled $763,000 at December 31, 2002, consisting primarily of leasehold improvements at the Collingswood headquarters and the Westville branch's real estate and improvements. By comparison, the Company's assets at December 31, 2001 consisted primarily of cash and cash equivalents (including federal funds sold) which totaled $23.9 million, investment securities which totaled
$18.4 million, and loans (including mortgage loans available for sale) which totaled $36.4 million.

Results of Operations

     Year ended December 31, 2002 versus year ended December 31, 2001 - Net income increased 37.1% to $495,000 for the year ended December 31, 2002 as compared to net income of $361,000 for the period ended December 31, 2001. Total interest income increased 28.1% to $4.1 million from $3.2 million primarily due to the growth and mix of earning assets. Non-interest income increased 19.5% or by $33,000 due to increased deposit fees, gains on sale of mortgage loans and other fees, as offset by a 63.1% decline in gains on sale of investments to $24,000 from $65,000 in the previous year. Non-interest expenses increased $422,000 or 26.4% due to increased staff, additional occupancy expenses and volume related charges.

     Year ended December 31, 2001 versus period from inception, June 30, 2000 to December 31, 2000 - The Bank commenced operations on June 30, 2000 so the results of operations for the period ended December 31, 2000 only reflect a partial year. Net income increased to $361,000 for the year ended December 31, 2001 as compared to a net loss of $597,000 for the period ended December 31, 2000. Total interest income increased to $3.2 million from $757,000 primarily due to the growth and mix of assets. Non-interest income increased by $156,000 due to increased deposit fees and a $65,000 gain on sale of investments. Non-interest expenses (excluding prior year organizing expense of $307,000) increased $913,000 due to a full year of operations.

Net Interest Income

     The principal source of revenue for the Bank is net interest income. Net interest income is the difference between income earned on loans and securities and the interest paid on deposits and borrowed funds. Interest-earning assets are comprised primarily of loans and securities, while deposits represent the major portion of interest bearing liabilities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest margin is calculated as net interest income divided by the average earning assets and represents the Bank's net yield on its earning assets.

     Interest on loans is included in interest income on the accrual method over the terms of the loans based upon the principal balances outstanding. Income recognition of interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful. A loan is generally classified as non-accrual when principal or interest has been in default for a period of 90 days or more or because of a deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and in process of collection.

     The following table illustrates the average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purposes of these tables and other statistical disclosures were calculated by using the daily average balances. Non-accruing loans would be included in these average balances.



          Average Balance, Interest Income and Expense,
                     Average Yield and Rates

                                                          Year Ended December 31,       Year Ended December 31,
                                                                  2002                          2001
                                                    ----------------------------   ----------------------------
                                                                        (Dollars in thousands)
                                                               Interest                       Interest
                                                    Average     Income/   Yield/   Average     Income/   Yield/
                                                    Balance     Expense    Rate    Balance     Expense    Rate
                                                    -------    --------   ------   -------    --------   ------
Assets
Interest earning assets:
  Federal funds sold                                $11,006    $  176.2    1.60%   $11,776    $  418.0    3.55%
Securities:(2)
  Municipal bonds                                       604        11.6    1.92%       564        16.5    2.93%
  U.S. treasury securities                               -           -     0.00%       226        14.0    6.19%
  Obligations of U.S. agencies                       14,602       634.8    4.35%    12,772       787.1    6.16%
  Other                                                 204        12.2    5.98%       163         9.7    5.95%
                                                    -------    --------    ----    -------     -------    ----
    Total securities                                 15,410       658.6    4.27%    13,725       827.3    6.03%
Loans(3)                                             47,430     3,250.6    6.85%    24,923     1,943.5    7.80%
                                                    -------    --------    ----    -------     -------    ----
    Total interest earning assets                    73,846     4,085.4    5.53%    50,424     3,188.8    6.32%
                                                    -------    --------    ----    -------     -------    ----
Non-interest earning assets:
  Cash and due from banks                             3,017                          2,036
  Other assets                                        1,061                            767
  Less:  allowance for loan losses                     (472)                          (194)
                                                    -------                        -------
    Total non-interest earning assets                 3,606                          2,609
                                                    -------                        -------
        Total assets                                $77,452                        $53,033
                                                    =======                        =======
Liabilities and stockholders' equity
Interest bearing liabilities:
  Deposits:
    Interest bearing demand                         $19,772    $  427.3    2.16%   $ 9,460    $  278.5    2.94%
    Money market savings                             12,231       192.0    1.57%    13,883       403.0    2.90%
    Savings                                           3,873        38.3    0.99%     1,807        26.7    1.48%
    Other time                                       14,342       425.1    2.96%     9,667       422.9    4.37%
                                                    -------    --------    ----    -------     -------    ----
  Total interest bearing deposits                    50,218     1,082.7    2.16%    34,817     1,131.1    3.25%
    Short-term borrowings                             5,217        82.6    1.58%     3,908       133.3    3.41%
                                                    -------    --------    ----    -------     -------    ----
  Total interest bearing liabilities                 55,435     1,165.3    2.10%    38,725     1,264.4    3.27%
                                                    -------    --------    ----    -------     -------    ----
Non-interest bearing liabilities:
  Demand deposits                                    14,786                          8,327
  Other liabilities                                     237                            129
                                                    -------                        -------
Total non-interest bearing liabilities               15,023                          8,456
                                                    -------                        -------
Total liabilities                                    70,458                         47,181
                                                    -------                        -------
Stockholders' equity                                  6,994                          5,852
                                                    -------                        -------
  Total liabilities and stockholders' equity        $77,452                        $53,033
                                                    =======                        =======
Interest spread                                                            3.43%                          3.05%
Net interest income/net interest margin                        $2,920.1    3.95%              $1,924.4    3.82%
                                                               --------    ----               --------    ----



     Future net interest income will be affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated for each category of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate), (ii) changes in rate (changes in average rate multiplied by prior average volume), and (iii) changes in rate and volume (changes in average volume multiplied by change in average rate).

               Year Ended December 31, 2002 versus
                  Year Ended December 31, 2001

                                              Increase (Decrease) Due to
                                          ----------------------------------
                                                    (In thousands)
                                                              Rate/
                                           Volume    Rate    Volume    Total
                                          -------   ------   ------   ------
Interest Income:
Federal funds sold                        $  (27)   $(230)   $  15    $ (242)
Investment securities                        102     (242)   $ (29)     (169)
Loans receivable                           1,757     (236)   $(213)    1,308
                                          ------    -----    -----    ------
Total interest-earning assets              1,832     (708)    (227)      897

Interest Expense:
Deposit accounts                             501     (381)    (169)      (49)
Borrowings                                    45      (72)     (23)      (50)
                                          ------    -----    -----    ------
Total interest-bearing liabilities           546     (453)    (192)      (99)
                                          ------    -----    -----    ------
Increase in net interest income           $1,286    $(255)   $ (35)   $  996
                                          ======    =====    =====    ======

Non-Interest Income

     The Bank derives a significant portion of its non-interest income from fees assessed on retail and business deposit account holders. Fees from deposit account holders for the year ended December 31, 2002 were approximately $85,000 compared to $47,000 for the year ended December 31, 2001 and $7,000 for the period ended December 31, 2000. This increase is primarily the result of deposit growth. In addition, during 2002 the Bank recorded income from the sale of mortgages held-for-sale in the amount of $62,000 and gains on the disposition of available-for-sale securities in the amount of $24,000. For the year ended December 31, 2001, the Bank recorded gains on sale of mortgages held-for-sale in the amount of $46,000 and gains on sale of available-for-sale securities of $65,000. There was no comparable income in the previous period.

Non-Interest Expenses

     Total non-interest expenses for the year ended December 31, 2002 increased 26.4% to $2.0 million as compared to the year ended December 31, 2001. Most of the increases were due to growth related factors. Employee related expenses were $842,000 for the year as compared to $770,000 in the prior period. In the second quarter of 2002, the Bank moved its accounting and operations department to a new location. This coupled with additional equipment for the added staff resulted in 29.8% increase in occupancy and equipment expenses to $218,000. The growth in deposits and assets caused FDIC/OCC premiums and assessments to increase from $25,000 for the year ended
December 31, 2001 to $45,000 for the year ended December 31, 2002, an increase of 80.0%. Audit and loan review fees increased 75.9% from $58,000 for the year ended December 31, 2001 to $102,000 for the most recent year. As the number of transactions increased, data processing expenses for the year ended December 31, 2002 were $223,000, a 54.9% increase from the previous period. The Bank has only one location and depends on outside couriers to pick up remote customer's business. Postage and courier related expenses increased to $77,000 in 2002 a 108.1% increase from the prior period. Legal expenses also increased during the period from $41,000 for the year ended December 31, 2001 to $68,000 for the year ended December 31, 2002.

     The Bank opened for business on June 30, 2000, therefore, the period ended December 31, 2000 did not include a full year of expenses. Total non-interest expenses for the year ended December 31, 2001 increased $606,000 from the period from inception to December 31, 2000. Salaries and benefits were $770,000 for the year ended December 31, 2001 compare to $314,000 for the previous period. Occupancy expenses increased $63,000 to $168,000 for the period ended December 31, 2001. Data processing expenses were $144,000 for the year ended December 31, 2001 compared to $47,000 for the prior period. During the period ended December 31, 2000 the Bank recorded an expense of $307,000 incurred in connection with the formation and opening of the Bank.

Income Taxes

     The Bank accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     During 2002, we recorded an income tax expense of $329,000. During 2001, the Bank had a net tax benefit of $94,000 due to the recording of a deferred tax asset in the amount of $219,000, which offset the Bank's current tax expense of $125,000. There was no income tax provision recorded in the period ended December 31, 2000.

Loan Portfolio

     The Bank is an active lender with a loan portfolio that includes commercial mortgages, commercial loans, consumer installment loans and home equity loans. The Bank's commercial loan portfolio is largely made up of loans secured by owner occupied commercial real estate with an average loan to value ratio under 80%. There is no significant concentration in the portfolio within any business or industry segment. The Bank's consumer portfolio consists of home equity, automobile and personal loans. Approximately 83.5% of the consumer portfolio consists of home equity loans. The average loan to value ratio of these loans is under 80%. The Bank's lending activity extends to individuals and small and medium sized businesses located primarily within northern Camden County, New Jersey. Consistent with its focus on providing community-based financial services, the Bank does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside its market area. For a description of the Bank's market area, see Item 1. Business - Service Area.

     Net loans consist of total loans minus the allowance for loan losses and deferred loan fees. Net loans were $53.6 million at December 31, 2002 as compared to $36.3 million at December 31, 2001 and $14.2 million at December 31, 2000.

     The following table summarizes the Bank's loan portfolio by type of loan on dates indicated, net of deferred loan fees.

                                                            At December 31,
                                     ------------------------------------------------------------
                                            2002                 2001                 2000
                                     ------------------   ------------------   ------------------
                                                    (Dollars in thousands)
Type of Loan
Commercial                           $36,482     68.04%   $26,053     71.85%   $ 9,364     66.02%
Construction                           3,211      5.99%     2,108      5.81%       439      3.10%
Residential mortgage                     232      0.43%       119      0.33%        -       0.00%
Consumer                              14,273     26.62%     8,316     22.93%     4,490     31.66%
                                     -------    ------    -------    -------   -------    ------
                                      54,198    101.07%    36,596    100.92%    14,293    100.78%
Less allowance for loan losses          (576)    -1.07%      (335)    -0.92%      (110)    -0.78%
                                     -------    ------    -------    -------   -------    ------
                                     $53,622    100.00%   $36,261    100.00%   $14,183    100.00%
                                     =======    ======    =======    ======    =======    ======
Type of Collateral
Residential real estate              $16,918     31.55%   $10,972     30.26%   $ 5,043     35.56%
Non-residential real estate           22,581     42.11%    15,332     42.28%     3,658     25.79%
Autos and equipment                    4,557      8.50%     3,331      9.19%     1,345      9.48%
Depository accounts                      666      1.24%       375      1.03%       268      1.89%
Marketable securities                    404      0.75%       482      1.33%       571      4.03%
Unsecured                              4,075      7.60%     2,289      6.31%     1,600     11.28%
Other                                  4,997      9.32%     3,815     10.52%     1,808     12.75%
                                     -------    ------    -------    -------   -------    ------
                                      54,198    101.07%    36,596    100.92%    14,293    100.78%
Less allowance for loan losses          (576)    -1.07%      (335)    -0.92%      (110)    -0.78%
                                     -------    ------    -------    -------   -------    ------
                                     $53,622    100.00%   $36,261    100.00%   $14,183    100.00%
                                     =======    ======    =======    ======    =======    ======

     The following table sets forth the estimated maturity of the Bank's loan portfolio at December 31, 2002. The table does not include prepayments or scheduled principal repayments.

                                 Maturity Distribution
                       -----------------------------------------
                         Within   One-Five   Over Five
                       One Year     Years      Years      Total
                       --------   --------   ---------   -------
                                    (In thousands)
Commercial              $ 8,153    $26,536    $ 1,793    $36,482
Construction              3,193         18         --      3,211
Residential mortgage         --        117        115        232
Consumer                    195      3,462     10,616     14,273
                        -------    -------    -------    -------
Total                   $11,541    $30,133    $12,524    $54,198
                        =======    =======    =======    =======

     The following table sets forth the dollar amount of all loans due after December 31, 2002 which have pre-determined interest rates and which have floating or adjustable rates.

                                           Floating or
                                            Adjustable
                             Fixed Rates      Rates       Total
                             -----------     --------    -------
                                        (In thousands)
Commercial                     $29,139       $ 7,343     $36,482
Construction                       156         3,055       3,211
Residential mortgage               232                       232
Consumer                        10,044         4,229      14,273
                               -------       -------     -------
Total                          $39,571       $14,627     $54,198
                               =======       =======     =======

     Loans held for sale are residential mortgage loans, which have been committed for by various investors such as mortgage companies. Funds for these sales have not yet been received from the investors, which have, in some cases, two weeks or more to deliver. The Bank usually receives funds within one week of the loan closing. The Bank receives interest income from the investor from the date the loan closes to the date funds are received from the investor. At December 31, 2002, there were $63,000 in loans held for sale compared to $182,000 at December 31, 2001. There were no loans held for sale at December 31, 2000. Interest earned from loans held for sale totaled $13,000 for 2002 compared to $14,000 for 2001 and is included in interest and fees on loans.

Asset Quality

     The Bank manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to foster sound underwriting and loan monitoring practices. The Bank's senior officers are charged with monitoring asset quality, establishing credit policies and procedures subject to approval by the Board of Directors, seeking the consistent application of these policies and procedures across the Bank and adjusting policies as appropriate for changes in market conditions.

     Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual. When loans are placed on non-accrual, accrued income from the current period will be reversed from current earnings. Consumer loans are to be charged off when principal or interest is 120 or more days delinquent or will be placed on non-accrual if the collateral is insufficient to recover the principal. The Bank had no non-performing loans or non-accrual loans at December 31, 2002. As of December 31, 2002, for purposes of accounting and reporting in accordance with SFAS 15, the Bank had no troubled debt restructuring. As of December 31, 2002, for purposes of accounting and reporting in accordance with SFAS 114, the Bank's had no "impaired" loans.

Allowance For Loan Losses

     The Bank determines the provision for loan losses through a quarterly analysis of the allowance for loan losses. Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. All loans greater than $100,000 and all classified loans are analyzed individually. While management believes the allowance for loan losses is currently appropriate, future additions to the allowance may be necessary based on changes in general economic conditions and/or the condition of specific borrowers. The allowance is reviewed quarterly by the Board of Directors and senior management of the Bank. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     In addition to management review, an external service provides a detailed loan review analysis. In the course of a year, all loans in excess of $100,000 are reviewed and rated.
In addition, other smaller loans are reviewed on a random basis. At each quarterly review cycle, all classified loans are assigned a specific reserve allocation based on the guidelines established in the Bank's credit policy which was approved by the Board of Directors. These could range from 2.5%-10% on special mention loans; 10%-25% on substandard loans; 50%-75% on loans rated doubtful and 100% on any loan rated loss.

     The balance of any rated loan is deducted from the remaining general portfolio classification. The general category is currently segregated by commercial real estate, commercial and industrial loans, home equity loans, and other consumer loans. Each category of loan is then assigned loss factors based on a review of the following areas:
(i) historical losses (due to limited loss experience, we use the loss experience of peer banks as reported in the Uniform Bank Performance Report); (ii) policies and procedures;
(iii) economic conditions; (iv) nature and volume;
(v) management; (vi) oversight; (vii) concentrations; and
(viii) external factors. The sum of the assigned loss factors is then applied to the outstanding balance of the respective category.

     It is management's intent to reserve for known and inherent losses in the portfolio. No portion of the allowance was in an "unallocated: category as of December 31, 2002 or December 31, 2001. There was only a minimal portion of the allowance in the "unallocated" category at December 31, 2000.

     The Bank has no credit exposure to foreign countries or foreign borrowers or highly leveraged transactions.

     The following table sets forth, the year-end balances and changes in the allowance for possible loan losses and certain ratios as of December 31, 2002, December 31, 2001 and
December 31, 2000:

                                           December 31,
                                  ------------------------------
                                    2002       2001       2000
                                  --------   --------   --------
                                          (In thousands)
Allowance for loan losses,
  beginning of period             $   335    $   110    $     0

Loans charged-off                     (49)         0          0

Recoveries                             15          0          0
                                  -------    -------    -------
Net charge-offs                       (34)         0          0
Provision charged to operations       275        225        110
                                  -------    -------    -------
Balance, end of year              $   576    $   335    $   110
                                  =======    =======    =======
Average gross loans (for year)    $47,430    $24,923    $ 6,936
Total gross loans at year end     $54,198    $36,596    $14,293

Allowance as a percentage of
  total gross loans                  1.06%      0.92%      0.77%

     Loans charged off will represent the Bank's recognition of losses previously provided for in the overall allowance for loan losses through the provisions charged to operations in the respective periods.

     The following schedule sets forth the allocation of the allowance for possible loan losses among various categories. The allocation is based upon the historical experience of the Bank, the historical experience of the Bank's management while at other institutions and management's review of the specific amount or specific loan category in which future losses may ultimately occur. However, the entire allowance for possible loan losses is available to absorb future loan losses in any category. The Bank is unable to accurately predict in what category future charge offs and recoveries may actually occur.

         Allocation Of Allowance For Possible Loan Losses

                                           December 31,
                    ---------------------------------------------------------
                                      (Dollars in thousands)
                           2002                2001                2000
                    ------   --------   ------   --------   ------   --------
                    Amount   Percent*   Amount   Percent*   Amount   Percent*
                    ------   --------   ------   --------   ------   --------
Commercial           $403      67.3%     $257      71.2%     $ 88      65.5%
Construction           34       5.9%       19       5.8%        0       3.1%
Consumer and
  residential
  mortgages           139      26.8%       59      23.0%       17      31.4%
Unallocated            -        0.0%       -        0.0%        5       0.0%
                     ----     -----      ----     -----      ----     -----
                     $576     100.0%     $335     100.0%     $110     100.0%
                     ====     =====      ====     =====      ====     =====

* Percentages indicate percent of loans in each category to total loans.

Securities

     The Bank's securities portfolio serves several purposes. Portions are held as investments. The remaining portions are used to assist the Bank in liquidity and asset/liability management. Total amortized cost of securities at December 31, 2002 was $31.0 million or 31.5% of total assets compared to $18.3 million or 22.9% of total assets and $9.9 million or 32.2% of total assets at December 31, 2001 and December 31, 2000, respectively.

     Securities are classified as investment securities held-to-maturity when management has the intent and the Bank has the ability at the time of purchase to hold the securities to maturity. Investment securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as securities available-for-sale. Securities available-for-sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Bank's recent purchases of investment securities have been U.S. government and agency securities with short- to medium-term maturities and adjustable rate mortgage backed securities.

     Securities available-for-sale are reflected at fair value with unrealized gains and losses, net of tax, if any, being included in the Bank's accumulated other comprehensive income account. The fair value of the securities available-for-sale, as of December 31, 2002 was $29.9 million, which resulted in a tax adjusted unrealized gain on such securities and a corresponding amount in stockholders' equity of $101,000. The fair value at December 31, 2001 was $17.2 million, which resulted in an tax adjusted unrealized gain on such securities and a corresponding amount in stockholders' equity of $98,000 as of December 31, 2001 compared to a fair value of $10.0 million and an increase in stockholders' equity of $114,000 as of December 31, 2000.

     The following tables summarize the carrying amount of the Bank's investment securities and of securities available for sale for the stated periods.

                       Securities Portfolio

                                             December 31,
                                            (In thousands)
                                        2002      2001     2000
                                       ------    ------   ------
Municipal securities                  $ 1,220   $ 1,216   $  -
Securities Available-for-Sale:
U.S. Government/Equity Securities      19,521    15,725    9,964
Mortgage-backed securities             10,413     1,472        0
                                      -------   -------   ------
Total securities                      $31,154   $18,413   $9,964
                                      =======   =======   ======

     The carrying amount and weighted average yield of the Bank's investment securities and securities available-for-sale at December 31, 2002, December 31, 2001 and December 31, 2000, by contractual maturity, are reflected in the following tables. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         Carrying Value and Average Yield of Investments
      Held to Maturity and Securities Available-for-Sale(1)

                                                               Year ended December 31,
                                     --------------------------------------------------------------------------
                                                               (Dollars in thousands)
                                               2002                      2001                     2000
                                     -----------------------   -----------------------   ----------------------
                                      Amount   Average Yield    Amount   Average Yield   Amount   Average Yield
                                     -------   -------------   -------   -------------   ------   -------------
Due in one year or less              $ 2,248       4.01%       $ 2,744       4.94%       $1,447       6.49%
Due after one year up to five
  years                               18,654       3.39%        13,752       4.69%        7,365       6.85%
Due after five years up to ten
   years                                 -           -           1,013       6.05%          990       6.53%
Due after ten years                   10,048       4.51%           700       6.36%          -          N/A
Equity securities                        204       6.00%           204       6.00%          162       6.00%
                                     -------       ----        -------       ----        ------       ----
Total Securities                     $31,154       3.81%       $18,413       4.88%       $9,964       6.72%
                                     =======       ====        =======       ====        ======       ====

(1)  Yields are based on historical costs.

Deposits

     The Bank's predominate source of funds is depository accounts. The Bank's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits.

     The following table sets forth the distribution of average deposits by major category and the average rate paid in each year as applicable.

                Distribution of Average Deposits

                                                         Years Ended December 31,
                                        ---------------------------------------------------------
                                                          (Dollars in thousands)
                                               2002                2001                2000
                                        -----------------   -----------------   -----------------
                                        Average   Average   Average   Average   Average   Average
                                        Balance     Rate    Balance     Rate    Balance     Rate
                                        -------   -------   -------   -------   -------   -------
Non-interest bearing demand deposits    $14,786    0.00%    $ 8,327    0.00%    $ 3,583    0.00%
Interest bearing demand deposits         19,772    2.16%      9,460    2.94%      3,067    2.95%
Money market deposits                    12,231    1.57%     13,883    2.90%      5,430    3.87%
Savings deposits                          3,873    0.99%      1,807    1.48%        657    1.93%
Time deposits                            14,342    2.96%      9,667    4.37%      3,001    5.46%
                                        -------    ----     -------    ----     -------    ----
  Total/weighted average rate           $65,004    1.67%    $43,144    2.62%    $15,738    3.03%
                                        =======    ====     =======    ====     =======    ====

     The following table is a summary of time deposits of $100,000 or more (all of which are certificates of deposit) by remaining maturities as of December 31, 2002:

        Maturities of Time Deposits of $100,000 and Over

                                           Amount        Percent
                                          -------        -------
                                          (Dollars in thousands)
Three months or less                      $ 4,596          43.8%
Three to six months                         3,159          30.1%
Six to twelve months                        1,331          12.7%
Over twelve months                          1,412          13.4%
                                          -------         -----
Total                                     $10,498         100.0%
                                          =======         =====

     Total deposits at December 31, 2002 were $82.9 million compared to total deposits of $67.3 million at December 31, 2001 and $23.3 million at December 31, 2000. Certificates of deposit totaled $16.9 million, $14.1 million and $3.9 million at December 31, 2002, December 31, 2001 and December 31, 2000, respectively.

     As new deposits are generated from the Bank's existing branch as well as any future branches, the Bank expects to use these funds, to the extent that they grow faster than loan growth, for investment securities and other earning assets. Management expects to manage the growth of deposits in any new branches as it does in its current operations, by interest rate management and marketing. The Bank's strategy for deposit acquisition and development has been to attract and retain core deposits, and the Bank has not priced its deposits to attract short term relationships.

Short-Term Borrowings

     The Bank has no funding dependence on short-term borrowings. Typically the short-term borrowings are in the form of securities sold under repurchase agreements and are an accommodation for significant depositor relationships that have excess large investable balances for short periods. The majority of these repurchase agreements mature within 90 days.

     The following table summarizes short term borrowing and weighted average interest rates paid:

                                                           Year ended
                                                          December 31,
                                                  ---------------------------
                                                   2002      2001      2000
                                                  -------   -------   -------
                                                    (Dollars in thousands)
Average daily amount of short-term borrowings
  outstanding during the period                   $5,217    $3,908    $  769
Weighted average interest rate on average
  daily short-term borrowings                       1.58%     3.41%     4.75%
Maximum outstanding short-term borrowings
  outstanding at any month-end                    $7,065    $6,071    $1,993
Short-term borrowings outstanding at period end   $6,033    $5,460    $1,993
Weighted average interest rate on short-term
  borrowings at period end                          1.00%     1.91%     5.38%

Interest Sensitivity

     An important element of both earnings performance and the maintenance of sufficient liquidity is management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. The gap can be managed by repricing assets or liabilities, by selling securities or loans held-for-sale, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval contributes to preserving net interest margins and minimizing the impact on net interest income in periods of rising or falling interest rates. The Bank evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments (such as letters of credit, lines of credit and credit card lines) in order to manage sensitivity risk. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

     The following table illustrates the interest sensitivity gap position of the Bank at December 31, 2002. It summarizes the contractual repayment terms or nearest repricing dates of the Bank's interest earning assets and interest-bearing liabilities. This table presents a position that existed at one particular day (December 31, 2002) and therefore is not necessarily indicative of the Bank's position at any other time.

                  Interest Sensitivity Analysis

                                                             Maturing Or Repricing In:
                                             ----------------------------------------------------
                                              Within      4-12       1-5        Over
                                             3 Months    Months     Years     5 Years    Total
                                             --------    -------   --------   --------   --------

Interest earning assets
  Federal funds sold                         $ 6,005    $   -      $   -      $   -      $ 6,005
  Investments held to maturity                            1,220        -          -        1,220
  Securities available-for-sale/equity
    securities                                12,908     15,367      1,477         24     29,776
  Loans and Mortgages available for sale       7,741      9,097     30,705      6,718     54,261
                                             -------    -------    -------    -------    -------
Total interest earning assets                $26,654    $25,684    $32,182    $ 6,742    $91,262
                                             =======    =======    =======    =======    =======
Interest bearing liabilities
  Deposits:
    Interest bearing demand                  $ 4,310    $ 4,012    $16,050    $ 5,350    $29,722
    Money market                               2,673      3,435      9,160        -       15,268
    Savings                                      638        594      2,378        793      4,403
    Time deposits $100,000 and over            4,596      4,490      1,412        -       10,498
    Other time deposits                        1,380      1,990      3,038                 6,408
    Other borrowed money                       6,033                                       6,033
                                             -------    -------    -------    -------    -------
Total interest bearing liabilities           $19,630    $14,521    $32,038    $ 6,143    $72,332
                                             =======    =======    =======    =======    =======
  Period gap                                 $ 7,024    $11,163    $   144    $   599    $18,930
                                             =======    =======    =======    =======    =======
  Cumulative gap                             $ 7,024    $18,187    $18,331    $18,930
                                             =======    =======    =======    =======
  Ratio of cumulative gap to total earning
    assets                                      7.70%     19.93%     20.09%     20.74%
                                             =======    =======    =======    =======

     While securities available-for-sale are presented in the foregoing table according to the earlier of their stated maturities or call dates, such investments can, if necessary, be sold at any time in reaction to interest rate changes or funding demands.

     The Bank had $7.0 million more in assets than liabilities that reprice in 90 days and was, therefore, in an asset-sensitive (positive gap) position for this interval at December 31, 2002. Generally, a positive gap position indicates that more assets may reprice in that time period than liabilities, so that declining rates may have a negative impact on interest rate spreads and earnings. The Bank had $11.2 million more in assets than liabilities that reprice in 4 to 12 months and was, therefore, also in an asset-sensitive (positive gap) position for this interval at December 31, 2002. If the Bank had a negative gap position with respect to a given time period, it would indicate that more liabilities may reprice within that time period than assets, with the result that rising rates may have a negative impact on interest rate spread and therefore on earnings. The Bank manages its interest rate sensitivity gap to control the exposure of its net interest margin such that a 200 basis point increase or decrease in market rates will impact net interest income by no more than approximately 15% in any one year period. At December 31, 2002, we estimate that if interest rates increased by 200 basis points, projected net interest income for 2003 would decrease by 7.1%. This is due to the fact that a number of adjustable securities would not adjust the full 200 basis points. A 100 basis point increase would cause net interest income to increase approximately 3.8%. Given the current interest rate levels, all interest rates could not decline 200 basis points. If rates declined 100 basis points, projected net interest income for 2003 would increase 3.0%.

     As noted previously, securities available for sale, while presented in the table at their stated maturities or possible call date whichever is shorter, can be sold any time and are an active interest sensitivity gap management tool. Further, the magnitude and timing of changes to deposit rate changes can be managed to further minimize the exposure of net interest margin. For example, savings deposits and certain interest bearing demand deposits, while recorded at their first possible repricing opportunity, would not likely react as quickly to a market rate change as their first recorded repricing opportunity would indicate.

Liquidity

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funding through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, securities classified as available-for-sale, and loans maturing within one year. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Bank maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

     At December 31, 2002 cash, securities classified as securities available for sale, and federal funds sold were 46.0% of total earning assets. Asset liquidity is also provided by managing loan maturities. At December 31, 2002, approximately $16.8 million or 31.0% of loans would mature or reprice within a one-year period. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

     Net cash provided by operating activities for the year ended December 31, 2002 was $838,000 compared to $232,000 for the previous period. The difference can be attributed to growth in net income and an decrease in mortgage loans available for sale. Changes in deferred tax assets also contributed to the change.

     Net cash used in investing activities was $30.8 million for the year ended December 31, 2002 compared with $30.7 million for the previous year. The growth in investments accounts for this change.

     Cash provided by financing activities was $18.2 million in fiscal year 2002 compared with $48.5 million in fiscal year
2001. Slower growth in deposits and short-term borrowings accounts for this change.

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

     The Bank's capital position continues to exceed regulatory minimums. The primary indicators relied on by the OCC and other bank regulators in measuring strength of capital position are the Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Leverage Ratios. Tier 1 Capital consists of common and qualifying preferred stockholders equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk weighted assets which consist of both on and off balance sheet risks (such as letters of credit, lines of credit and home equity lines).

     The Bank manages capital ratios to exceed regulatory minimums. The Bank's Tier 1 Risk-Based Capital Ratio was 15.0% at December 31, 2002. The Bank's Total Risk-Based Capital Ratio was 16.0% at December 31, 2002. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2002, the Bank's Leverage Ratio was 10.0%, which exceeded the required minimum leverage ratio of 8.00%. Management anticipates these ratios to decline as capital is leveraged in support of deposit and asset growth. The 8.0% leverage ratio requirement will reduce to 4.0% on June 30, 2003. Therefore, the Bank does not believe this requirement will limit the Bank's ability to branch, and to otherwise grow its assets.

     The following table shows the Bank's regulatory capital ratios and shareholders equity to total assets as of the periods ended:

                         Capital Ratios

                                              December 31, 2002
                                             -------------------
                                             Regulatory   Actual
                                               Minimum     Ratio
                                             ----------   ------

Tier 1 Risk-Based Capital Ratio                 4.00%      15.0%
Total Risk-Based Capital Ratio                  8.00%      16.0%
Tier 1 Leverage Ratio                           8.00%      10.0%
Shareholders Equity to Total Assets             None        9.0%



ITEM 7 - Financial Statements

                     1601 Market Street
                  Philadelphia, PA 19103-2499

                   Independent Auditors' Report

The Board of Directors
1st Colonial Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of 1st Colonial Bancorp, Inc. and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
February 19, 2003



                    1st COLONIAL BANCORP, INC.

          Consolidated Statements of Financial Condition

                    December 31, 2002 and 2001

                      (dollars in thousands)

                                               2002       2001
                                             --------   --------
                  Assets
Cash and due from banks                      $ 6,156    $ 2,869
Federal funds sold                             6,005     21,061
Investments held to maturity (fair value
  of $1,218 at December 31, 2002 and
  $1,215 at December 31, 2001)                 1,220      1,216
Securities available for sale (amortized
  cost of $29,776 at December 31, 2002 and
  $17,034 at December 31, 2001)               29,934     17,197
Mortgage loans available for sale                 63        182
Loans                                         54,198     36,596
    Less allowance for loan losses              (576)      (335)
                                             -------    -------
      Net loans                               53,622     36,261
Bank premises and equipment, net                 763        442
Accrued interest receivable                      341        330
Deferred tax assets                              181        154
Other assets                                      35         61
                                             -------    -------
Total assets                                 $98,320    $79,773
                                             =======    =======
   Liabilities and Stockholders' Equity
Demand deposits                              $46,371    $22,979
Savings deposits                              19,671     30,215
Other time deposits                           16,906     14,071
                                             -------    -------
      Total deposits                          82,948     67,265
Short-term borrowings                          6,033      5,460
Accrued interest payable                          10         30
Taxes payable                                     51        125
Other liabilities                                 76        124
                                             -------    -------
      Total liabilities                       89,118     73,004
                                             -------    -------
Stockholders' equity:
  Common stock, $0 par value; authorized
    5,000,000 shares; issued and
    outstanding 1,279,543 shares at
    December 31, 2002 and 1,024,586 shares
    at December 31, 2001                         -          -
  Additional paid-in capital                   8,935      7,000
  Retained earnings (deficit)                    166       (329)
  Accumulated other comprehensive income         101         98
                                             -------    -------
      Total stockholders' equity               9,202      6,769
                                             -------    -------
Total liabilities and stockholders' equity   $98,320    $79,773
                                             =======    =======
See accompanying notes to consolidated financial statements.



                    1st COLONIAL BANCORP, INC.

              Consolidated Statements of Operations

             Years ended December 31, 2002 and 2001

                      (dollars in thousands)

                                                  2002     2001
                                                ------   -------
Interest income:
  Interest and fees on loans                    $3,251    1,943
  Interest on federal funds sold                   176      418
  Interest and dividends on investments:
    Taxable                                        647      827
    Nontaxable                                      11       -
                                                ------   ------
      Total interest income                      4,085    3,188
                                                ------   ------
Interest expense:
  Interest on demand deposits                      427      278
  Interest on savings deposits                     230      430
  Interest on time deposits                        425      423
  Interest on short-term borrowings                 83      133
                                                ------   ------
      Total interest expense                     1,165    1,264
                                                ------   ------
      Net interest income                        2,920    1,924
Provision for loan losses                          275      225
                                                ------   ------
      Net interest income after provision for
        loan losses                              2,645    1,699
                                                ------   ------
Other income:
  Service charges on deposit accounts               85       47
  Gain on sale of mortgage loans                    62       46
  Other income, service charges, and fees           31       11
  Gain on sale of investments                       24       65
                                                ------   ------
      Total other income                           202      169
                                                ------   ------
Other expenses:
  Salaries, wages, and employee benefits           842      770
  Occupancy and equipment expenses                 218      168
  Advertising expense                               75       58
  Data processing expense                          223      144
  Organizing expense                                 9       -
  Other operating expenses                         656      461
                                                ------   ------
      Total other expenses                       2,023    1,601
                                                ------   ------
      Income before income taxes                   824      267
Income tax expense (benefit)                       329      (94)
                                                ------   ------
      Net income                                $  495   $  361
                                                ======   ======
Net income per share information:
  Basic earnings per share                      $ 0.48   $ 0.39
  Diluted earnings per share                      0.48     0.38

See accompanying notes to consolidated financial statements.



                    1st COLONIAL BANCORP, INC.

         Consolidated Statements of Stockholders' Equity
                     and Comprehensive Income

              Years ended December 31, 2002 and 2001

                      (dollars in thousands)

                                                                        Accumulated
                                               Additional    Retained       Other           Total       Compre-
                                      Common     paid-in     earnings   comprehensive   shareholders'   hensive
                                       stock     capital    (deficit)       income          equity       income
                                      ------   ----------   ---------   -------------   -------------   -------
Balance at December 31, 2000            $ -      $5,785       $(597)        $114            $5,302
Proceeds from private placement           -       1,122           -            -             1,122
Stock split effected in the
  form of a dividend, 10%                 -          93         (93)           -                 -
Net unrealized loss on securities
  available for sale, net of tax          -           -           -          (16)              (16)       (16)
Net income                                -           -         361            -               361        361
                                                                                                         ----
Total comprehensive income                                                                                345
                                        ---      ------       -----         ----            ------       ====
Balance at December 31, 2001              -       7,000        (329)          98             6,769
Proceeds from offering                    -       1,931           -            -             1,931
Exercise of director's options            -           4           -            -                 4
Net unrealized gain on securities
  available for sale, net of tax          -           -           -            3                 3          3
Net income                                -           -         495            -               495        495
                                                                                                         ----
Total comprehensive income                                                                                498
                                        ---      ------       -----         ----            ------       ====
Balance at December 31, 2002            $ -      $8,935       $ 166         $101            $9,202
                                        ===      ======       =====         ====            ======

See accompanying notes to consolidated financial statements.



                    1st COLONIAL BANCORP, INC.

              Consolidated Statements of Cash Flows

              Years ended December 31, 2002 and 2001

                      (dollars in thousands)

                                                                         2002        2001
                                                                      ---------   ---------
Cash flows from operating activities:
  Net income                                                          $    495         361
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           90          74
    Accretion (amortization) of discount (premium) on securities,
     net                                                                    19         (32)
    Amortization of deferred fees/cost, net                                 10           7
    Gain on mortgage loans available for sale                              (62)        (46)
    Gain on sale of securities                                             (24)        (65)
    Provision for loan losses                                              275         225
    Cash disbursed for mortgage banking activities                     (12,784)     (9,840)
    Cash received for mortgage banking activities                       12,965       9,704
    Increase in accrued interest receivable                                (11)        (84)
    Deferred income tax benefit                                            (19)       (219)
    Decrease (increase) in other assets                                     26         (17)
    (Decrease) increase in accrued interest payable                        (20)         21
    (Decrease) increase in income taxes payable                            (74)        125
    (Decrease) increase in other liabilities                               (48)         18
                                                                      --------    --------
      Total adjustments                                                    343        (129)
                                                                      --------    --------
Net cash provided by operating activities                                  838         232
                                                                      --------    --------
Cash flows from investing activities:
  Proceeds from maturity and sale of securities available for sale      21,714       9,525
  Proceeds from maturity of securities held to maturity                    931         -
  Purchases of securities held to maturity                                (935)     (1,216)
  Purchases of securities available for sale                           (35,344)    (17,180)
  Repayment of principal of securities available for sale                  893         568
  Increase in loans receivable, net                                    (17,646)    (22,310)
  Capital expenditures                                                    (411)        (80)
                                                                      --------    --------
  Net cash used in investing activities                                (30,798)    (30,693)
                                                                      --------    --------
Cash flows from financing activities:
  Repayment of capital lease obligation                                    -           (24)
  Net increase in deposits                                              15,683      43,971
  Net increase in short-term borrowings                                    573       3,467
  Issuance of common stock                                               1,935       1,122
                                                                      --------    --------
      Net cash provided by financing activities                         18,191      48,536
                                                                      --------    --------
      Net (decrease) increase in cash and cash equivalents             (11,769)     18,075
Cash and cash equivalents at beginning of year                          23,930       5,855
                                                                      --------    --------
Cash and cash equivalents at end of year                              $ 12,161    $ 23,930
                                                                      ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                          $  1,185    $  1,243
    Income taxes                                                           346         219
  Noncash items:
    Net change in unrealized gains for available for sale
     securities, net of taxes of $2 for 2002 and $9 for 2001                 3         (16)

See accompanying notes to consolidated financial statements.



                    1ST COLONIAL BANCORP, INC.

            Notes to Consolidated Financial Statements

                    December 31, 2002 and 2001

(1)   Nature of Operations

      1st Colonial Bancorp, Inc. (the Company) is a Pennsylvania corporation headquartered in Collingswood, New Jersey, and the parent company of 1st Colonial National Bank (the
      Bank). The Bank opened for business on June 30, 2000, and provides a wide range of business and consumer financial services through its office located in Collingswood, New Jersey.

      The Company was organized as the holding company for the Bank, in connection with the reorganization approved by the Bank's shareholders at the annual meeting on June 12, 2002. As a bank holding company registered under the Bank Holding Company Act of 1956, we are subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the FRB). The Bank is a national bank whose deposits are insured by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC). Our operations and those of the Bank are subject to supervision and regulation by FRB, the FDIC and the Office of the Comptroller of the Currency (OCC). The principal activity of the Bank is to provide its local communities with general commercial and retail banking services. The Bank is managed as one business segment.

      The reorganization was accounted for in a manner similar to a pooling of interests. Accordingly, the prior years' financial statements of the Bank are identical to the prior periods' financial statements of the Company.

(2)   Summary of Significant Accounting Policies

      (a)  Basis of Presentation

           The consolidated financial statements include the accounts of the parent company, 1st Colonial Bancorp, Inc. and its wholly owned subsidiary, 1st Colonial
           National Bank.

      (b)  Use of Estimates

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

      (c)  Cash and Cash Equivalents

           For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits, and federal funds sold. Generally, federal funds sold are repurchased the following day.

      (d)  Investments Held to Maturity

           Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using a method that produces results that approximate level yield over the estimated remaining term of the underlying security.

      (e)  Securities Available for Sale

           Securities not classified as held to maturity are classified as available for sale and are stated at fair value. Unrealized gains and losses are excluded from earnings and are reported as accumulated other comprehensive income, net of tax, a separate component of stockholders' equity until realized. Gains and losses are determined using the specific-identification method and are accounted for on a tradedate basis.

      (f)  Mortgage Loans Held for Sale

           The Bank originates and sells residential mortgage loans (without recourse) servicing released to the secondary market. This activity enables the Bank to fulfill the credit needs of the community while reducing its overall exposure to interest rate and credit risk. These loans are reported at the lower of their cost or fair market value.

      (g)  Loans

           Loan origination fees of completed loans are deferred and recognized over the life of the loan as an adjustment of yield. Deferred loan origination fees are recognized as a yield adjustment and reflected as interest income in the statements of operations. The unamortized balances of such deferred loan origination fees are reported on the Bank's statements of financial condition as a component of loans receivable.

           Interest income is recorded on the accrual basis. Loans are reported as nonaccrual if they are past due as to principal or interest payments for a period of 90 days or more. Exceptions may be made if a loan is deemed by management to be well collateralized and in the process of collection. Loans that are on a current payment status may also be classified as nonaccrual if there is serious doubt as to the borrower's ability to continue interest or principal payments. When a loan is placed in the nonaccrual category, interest accruals cease and uncollected accrued interest receivable is reversed and charged against current interest income. Nonaccrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. For purposes of applying the measurement criteria for impaired loans, the Bank excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100,000. The recognition of interest income on impaired loans is the same as for nonaccrual loans discussed above.

      (h)  Allowance for Loan Losses

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

      (i)  Bank Premises and Equipment

           Bank premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the expected useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful lives or the remaining lease term. Software costs, furniture, and equipment have depreciable lives of 3 to 10 years. Building and improvements have estimated useful lives of 39 years. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

      (j)  Real Estate Owned

           Real estate owned would be comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized, while expenses related to the operation and maintenance of properties are expensed as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Bank has no real estate owned at December 31, 2002 and 2001.

      (k)  Earnings Per Share

           Basic earnings per share is calculated on the basis of net income divided by the weighted average number of shares outstanding. Dilutive earnings per share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices. At December 31, 2002 and 2001, the Company has 1,279,543 and 1,024,586
           outstanding shares of common stock, respectively. The basic earnings per share is $0.48 and $0.39 and the dilutive earnings per share is $0.48 and $0.38 for the years ended December 31, 2002 and 2001, respectively. Share and per-share data for all periods presented have been restated to reflect the 10% stock split effected in the form of a dividend that was declared on December 19, 2001 and issued to all shareholders of record as of January 2, 2002.

      (l)  Income Taxes

           Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available.

      (m)  Stock Options

           At December 31, 2002, the Bank has two stock-based compensation plans, which are described more fully in note 16. The Bank accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                               2002                             2001
                                  ------------------------------   ------------------------------
                                             Compen-                          Compen-
                                     As       sation                  As       sation
                                  reported   expense   Pro forma   reported   expense   Pro forma
                                  --------   -------   ---------   --------   -------   ---------
Net income                          $ 495     $  44      $ 451       $ 361     $  29       $332
Basic earnings per share             0.48      0.04       0.44        0.39      0.03       0.36
Dilutive earnings per share          0.48      0.05       0.43        0.38      0.03       0.35

      (n)  Recent Accounting Pronouncements

           Technical Corrections to FASB Statements

           In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

           The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified.

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

           Costs Associated with Exit or Disposal Activities

           In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.
           The standard nullifies Emerging Issues Task Force
           (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

           The provisions of this Statement are to be applied prospectively for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Bank does not expect the adoption of this Statement to have an impact on its earnings, financial condition, or equity.

           Acquisitions of Certain Financial Institutions

           In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customerrelationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used. With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. The adoption of this Statement did not have an impact on the Bank's earnings, financial condition, or equity.

           Accounting for Stock-Based Compensation

           In December 2002, FASB issued SFAS No. 148,
           Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement
           No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. Adoption of SFAS No. 148 did not impact the Bank's earnings, financial condition, or equity. However, the Bank did modify its disclosures related to the method of accounting for stock-based employee compensation in accordance with SFAS No. 148.

           Grantor's Accounting and Disclosure Requirements for
           Guarantees

           During 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, was issued. FASB Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Bank does not expect the adoption of FASB Interpretation No. 45 to have an impact on its earnings, financial condition, or equity.

           Consolidation of Variable Interest Entities

           During 2002, FASB Interpretation No. 46,
           Consolidation of Variable Interest Entities, was issued. FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Bank does not expect the adoption of FASB Interpretation No. 46 to have an impact on its earnings, financial condition, or equity.

(3)   Investment Securities

      A comparison of amortized cost and approximate fair value of investment securities held to maturity and securities available for sale at December 31, 2002 and 2001 is as follows (in thousands):

                                                                  2002
                                             ----------------------------------------------
                                                          Gross        Gross
                                                       unrealized   unrealized
                                               Cost       gains       losses     Fair value
                                             -------   ----------   ----------   ----------
Investments held to maturity:
  Municipal securities                       $ 1,220      $  -         $ (2)       $ 1,218
                                             -------      ----          ---        -------
Total                                        $ 1,220      $  -         $ (2)       $ 1,218
                                             =======      ====         ====        =======
Securities available for sale:
  U.S. government securities                 $19,196      $121         $  -        $19,317
  Mortgage-backed securities                  10,376        44           (7)        10,413
  Equity securities                              204         -            -            204
                                             -------      ----          ---        -------
Total                                        $29,776      $165         $ (7)       $29,934
                                             =======      ====         ====        =======
                                                                  2001
                                             ----------------------------------------------
                                                          Gross        Gross
                                                       unrealized   unrealized
                                               Cost       gains       losses     Fair value
                                             -------   ----------   ----------   ----------
Investments held to maturity:
  Municipal securities                       $ 1,216      $  -         $ (1)       $ 1,215
                                             -------      ----         ----        -------
Total                                        $ 1,216      $  -         $ (1)       $ 1,215
                                             =======      ====         ====        =======
Securities available for sale:
  U.S. government securities                 $15,373      $184         $(36)       $15,521
  Mortgage-backed securities                   1,457        15            -          1,472
  Equity securities                              204         -            -            204
                                             -------      ----         ----        -------
Total                                        $17,034      $199         $(36)       $17,197
                                             =======      ====         ====        =======

      Proceeds from sales of securities available for sale totaled $2,019,000 and $2,542,000 during 2002 and 2001, respectively.

      Net gains realized from the sale of securities available for sale totaled $24,000 and $65,000 at December 31, 2002 and 2001, respectively.

(4)   Loans Receivable

      Loans receivable consist of the following at December 31, 2002 and 2001 (in thousands):

                                               2002       2001
                                             --------   --------
Commercial                                   $17,565    $13,782
Real estate - commercial                      18,895     12,280
Real estate - residential                        234        122
Construction                                   3,213      2,120
Consumer loans                                14,261      8,316
                                             -------    -------
                                              54,168     36,620
Less allowance for loan losses                  (576)      (335)
Deferred loan fees                                30        (24)
                                             -------    -------
Loans receivable, net                        $53,622    $36,261
                                             =======    =======

      The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2002, the loans-to-one-borrower limitation was $1,360,000; this excludes an additional 10% of adjusted capital funds or $907,000, which may be loaned if collateralized by readily marketable securities as defined by regulations. At December 31, 2002, there are no loans outstanding or committed to any one borrower that individually or in the aggregate exceed that limit.

      The Bank lends primarily to customers in its local market area. Most loans are mortgage loans secured by real estate. Included as mortgage loans are commercial real estate, residential real estate, and jumbo real estate loans. Accordingly, lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2002 and 2001, mortgage loans secured by real estate totaled $19,129,000 and $12,402,000, respectively. Mortgage loans represent 35.3% and 33.9% of total loans at December 31, 2002 and 2001, respectively.

      At December 31, 2002 and 2001, and during the years then ended, the Bank did not have any impaired loans. In addition, at December 31, 2002 and 2001, the Bank did not have any nonaccrual loans.

      The following is a summary of the activity of the allowance for loan losses (dollars in thousands):

                                                     2002   2001
                                                    -----   ----
                                                    $111)   $111
Balance, beginning of year                          $335    $110
Provision for loan losses                            275     225
Charge-offs, net                                     (34)      -
                                                    ----    ----
Balance, end of year                                $576    $335
                                                    ====    ====

(5)   Bank Premises and Equipment

      Bank premises and equipment at December 31, 2002 and 2001 are summarized as follows (dollars in thousands):

                                                  2002     2001
                                                 ------   ------
Furniture and equipment                          $ 317    $ 260
Construction in progress                           312        -
Leasehold improvements                             332      290
                                                 -----    -----
                                                   961      550
Accumulated depreciation and amortization         (198)    (108)
                                                 -----    -----
Total                                            $ 763    $ 442
                                                 =====    =====

      Depreciation expense was $90,000 and $74,000 for the years ended December 31, 2002 and 2001, respectively.

(6) Deposits

Deposits consist of the following major classifications (dollars in thousands):

                                                        2002                   2001
                                                -------------------------------------------
                                                 Amount   Percentage    Amount   Percentage
                                                -------   ----------   -------   ----------
Interest-bearing checking accounts              $29,722      35.8%     $12,363      18.4 %
Noninterest-bearing checking accounts            16,649      20.1       10,616      15.8
Savings accounts                                  4,403       5.3        2,663       4.0
Money market accounts                            15,268      18.4       27,552      41.0
                                                -------     -----      -------     -----
                                                 66,042      79.6       53,194      79.2
Jumbo certificate accounts                       10,498      12.7       11,326      16.8
Nonjumbo certificates:
  Original maturities of six months or less       1,975       2.4        1,159       1.7
  Original maturities of more than six months     4,433       5.3        1,586       2.3
                                                -------     -----      -------     -----
Total                                           $82,948     100.0%     $67,265     100.0%
                                                =======     =====      =======     =====

      The weighted average rates on certificates of deposit were 3.14% and 4.37% at December 31, 2002 and 2001, respectively.

      Because the Bank has been in operation for a short period of time, a limited number of account holders constitute a significant portion of the deposit balances.

      Interest expense on deposits consisted of the following for the years ended December 31, 2002 and 2001 (dollars in thousands):

                                                  2002     2001
                                                 ------   ------
Demand accounts                                  $  427   $  278
Savings accounts                                    230      430
Certificates of deposit                             425      423
                                                 ------   ------
Interest expense on deposits                     $1,082   $1,131
                                                 ======   ======

      The following is a schedule of certificates by maturities as of December 31, 2002 (in thousands):

               Year ended December 31:
               -----------------------
                        2003              $12,456
                        2004                  452
                        2005                  778
                        2006                   14
                        2007                3,206
                                          -------
                       Total              $16,906
                                          =======

(7)   Borrowing Availability

      At December 31, 2002, the Bank had an unsecured line of credit with First Tennessee Bank in the aggregate amount of $1,800,000, and an unsecured line of credit with Atlantic Central Bankers Bank in the aggregate amount of $2,000,000. At December 31, 2002, the Bank had no balances outstanding against its lines of credit. During 2002, the Bank had borrowed $110,000 for a period of two days.

(8)   Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for the years ended December 31, 2002 and 2001
      (dollars in thousands, except per-share data):

                                  Net       Shares     Per-share
                                income   outstanding     amount
                                ------   -----------   ---------
December 31, 2002

Basic earnings per share         $495       $1,033       $0.48
Diluted earnings per share        495        1,037        0.48

December 31, 2001

Basic earnings per share         $361       $  935       $0.39
Diluted earnings per share        361          938        0.38

      Earnings per share is calculated on the basis of weighted average number of shares outstanding. At December 31, 2002, the Bank has 1,279,543 outstanding shares of common stock.

(9)   Fair Value of Financial Instruments

      The following required disclosure of the estimated fair value of financial instruments has been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

      (a)  Cash and Cash Equivalents, Accrued Interest
           Receivable, and Accrued Interest Payable

           The items are generally short term in nature, and accordingly, the carrying amounts reported in the statements of financial condition are reasonable approximations of their fair values.

      (b)  Investment Securities

           Fair values for investment securities are based on quoted market prices, if available. If quoted market prices are not available, then fair values are based on quoted market prices of comparable instruments.

      (c)  Loans

           For variable-rate loans that reprice frequently and with no significant change in credit risk, fair value is based on carrying value. The fair value for other loans receivable was estimated using a discounted cash flow analysis, which uses interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
           Consideration was given to prepayment speeds, economic conditions, risk characteristics, and other factors considered appropriate.

      (d)  Deposits

           The fair values of deposits subject to immediate withdrawal, such as interest and noninterest checking, statement savings, and money market demand deposit accounts, are equal to their carrying amounts in the accompanying statements of financial condition. Fair values for time deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

      (e)  Off-Balance-Sheet Instruments

           Off-balance-sheet instruments are primarily comprised of loan commitments and unfunded lines of credit that are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

           The estimated fair value of the Bank's financial instruments at December 31, 2002 and 2001 was as follows (dollars in thousands):

                                                       2002                    2001
                                              ---------------------------------------------
                                              Carrying    Estimated   Carrying    Estimated
                                               Amount    fair value    Amount    fair value
                                              --------   ----------   --------   ----------
Financial assets:
  Cash and cash equivalents                    $12,161     $12,161     $23,930     $23,930
  Investments held to maturity                   1,220       1,218       1,216       1,215
  Investments available for sale                29,934      29,934      17,197      17,197
  Loans held for sale                               63          63         182         182
  Loans receivable, net                         53,622      54,798      36,261      36,421
  Accrued interest receivable                      341         341         330         330
                                               -------     -------     -------     -------
Total financial assets                         $97,341     $98,515     $79,116     $79,275
                                               =======     =======     =======     =======
Financial liabilities:
  Checking accounts                            $46,371     $46,371     $22,979     $22,979
  Savings accounts                               4,403       4,403       2,663       2,663
  Money market accounts                         15,268      15,268      27,552      27,552
  Certificates of deposit                       16,906      17,164      14,071      14,003
  Short-term borrowings                          6,033       6,033       5,460       5,460
  Accrued interest payable                          10          10          30          30
                                               -------     -------     -------     -------
Total financial liabilities                    $88,991     $89,249     $72,755     $72,687
                                               =======     =======     =======     =======
                                              Notional                Notional
                                               amount                  amount
                                              --------                --------
Off-balance-sheet instruments:
  Commitments to extend credit                 $ 7,202     $     -     $ 6,643     $     -
                                               =======     =======     =======     =======

(10)  Income Taxes

      Income tax expense (benefit) consisted of the following for the years ended December 31, 2002 and 2001 (dollars in thousands):

                                                   2002    2001
                                                  -----   ------
Federal:
  Current                                         $268    $ 105
  Deferred                                         (16)    (220)
                                                  ----    -----
                                                   252     (115)
State:
  Current                                           80       20
  Deferred                                          (3)       1
                                                  ----    -----
Total                                             $329    $ (94)
                                                  ====    =====

      The following is a reconciliation between expected tax expense (benefit) at the statutory rate of 34% and actual tax expense (dollars in thousands):

                                                   2002    2001
                                                  -----   ------

At federal statutory rate                         $280    $  91
Adjustments resulting from:
  State tax, net of federal benefit                 52       14
  Decrease in valuation allowance                    -     (194)
  Tax-exempt interest income                        (3)      (5)
                                                  ----    -----
Total                                             $329    $ (94)
                                                  ====     ====

      Significant deferred tax assets and liabilities of the Bank at December 31, 2002 and 2001 are as follows (dollars in thousands):

                                                   2002    2001
                                                  ------   -----
Deferred tax assets:
  Depreciation                                    $   -    $  2
  Organization costs                                 70      93
  Book bad debt reserves - loans                    223     134
                                                  -----    ----
      Total gross deferred tax assets               293     229
  Less valuation allowance                            -       -
                                                  -----    ----
      Net deferred tax assets                       293     229
                                                  -----    ----
Deferred tax liabilities:
  Depreciation                                       (4)      -
  Deferred loan costs                               (45)     (1)
  Unrealized gains on available for sale
    securities                                      (57)    (65)
  Prepaid expenses                                   (6)     (9)
                                                  -----    -----
      Total gross deferred tax liabilities         (112)    (75)
                                                  -----    ----
Net deferred tax asset                            $ 181    $154
                                                  =====    =====

      The realizability of deferred tax assets is dependent upon various factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, management determined during the fourth quarter of 2001 that it is more likely than not that the Bank will realize the benefits of these deferred tax assets and, as a result, reversed the valuation allowance.

      Management has determined that it is more likely than not that the Bank will realize the benefits of deferred tax assets that exist at December 31, 2002.

(11)  Premises

      The Bank currently operates from one location at 1040 Haddon Avenue, Collingswood, New Jersey. On October 1, 1999, CNB Partnership LLC (an affiliate of the Bank's directors) entered into a lease agreement with the owner of such premises. This lease was assigned by CNB Partnership to the Bank, effective as of June 30, 2000. The initial term of the lease is for ten years, with options to renew the lease for two additional five-year terms. On May 1, 2002, the Bank entered into a sublease agreement for the office space at 900 Haddon Avenue, Collingswood, New Jersey. This office facility is utilized by the Bank's Operation Department. The sublease expired on January 31, 2003. The Bank has subsequently extended this lease for a period of three years. Future minimum payments under these leases are summarized as follows (dollars in thousands):

                     2003              $ 78
                     2004                78
                     2005                81
                     2006                53
                     2007                50
                     Thereafter         123
                                       ----
                                       $463
                                       ====

      Total rent expense was $62,000 and $45,000 for the years ended December 31, 2002 and 2001, respectively.

(12)  Capital Leases

      At December 31, 2002, the Bank was obligated under noncancelable capital leases, for a portion of the Bank's computer equipment. Future minimum payments under these leases for the years 2003 through 2004 are as follows
      (dollars in thousands):

            Year ended December 31:
              2003                               $32
              2004                                11
                                                 ---
                Total                             43
            Less interest                         (3)
                                                 ---
            Net future minimum payments          $40
                                                 ===

(13)  Commitments and Contingencies

      (a)  Financial Instruments With Off-Balance-Sheet Risk

           The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit to meet the financing needs of its customers. Commitments issued to potential borrowers of the Bank amounted to approximately $7,202,000 and $6,643,000 at
           December 31, 2002 and 2001, respectively. Such commitments have been made in the normal course of business and at current prevailing market terms. The commitments, once funded, are principally to originate commercial loans and other loans secured by real estate. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      (b)  Legal Proceedings

           At December 31, 2002, the Company was neither engaged in any existing nor aware of any pending legal proceedings. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

           On February 15, 2000, Colonial Bank, a federal mutual savings bank located in Gloucester County, New Jersey (the Plaintiff), filed an action in the Superior Court of New Jersey, Chancery Division, Gloucester County against the Bank alleging that the use of the name "1st Colonial National Bank" by the Bank constituted a violation of Colonial Bank's rights to its name, unfair competition, a violation of New Jersey trademark law, and tortuous interference with the Plaintiff's business. On October 17, 2001, this litigation was settled by written agreement between the Bank and the Plaintiff.

           Under terms of this agreement, the Plaintiff released the Bank from all claims relating to this matter, and the litigation was dismissed with prejudice. The Bank agreed that, with the exception of Westville, New Jersey, it will not open a branch location in Gloucester County, New Jersey, under a name including the word "Colonial." The Bank may, however, conduct business in any area of Gloucester County, New Jersey, under any name so long as the Bank does not do so from a branch that is operated under a name that includes the word "Colonial."

           The Bank also agreed that, in the event it enters into a transaction pursuant to which the Bank is acquired, the Bank will require, as a material term of such acquisition, that the name "1st Colonial National Bank" will not be utilized by the successor organization.

(14)  Related-Party Transactions

      The Bank routinely enters into transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties was $406,000 and $872,000 at December 31, 2002 and 2001,
      respectively. During 2002 and 2001, new loans and credit line advances to such related parties amounted to $517,000 and $756,000, respectively, and repayments amounted to $983,000 and $361,000, respectively.

      The Bank engaged in certain property inspection services and branch renovations with an entity that is affiliated with a director of the Bank. Such aggregate services amounted to fees of $110,000 and $1,000 for the years ended December 31, 2002 and 2001. Such fees are capitalized as construction in progress. During 2002, the Bank engaged a law firm that is affiliated with a director of the Bank for certain debt collection services. Total fees for such services amounted to $7,000 for the year ended December 31, 2002. In management's opinion, the terms of the services provided were substantially equivalent to that which would have been obtained from unaffiliated parties.

(15)  Dividend Policy

      The future dividend policy of the Bank is subject to the discretion of the board of directors and will be dependent upon a number of factors, including operating results, financial condition, and general business conditions. Holders of common stock are entitled to receive dividends if and when declared by the board of directors of the Bank out of funds legally available for that purpose. National bank regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under this limitation, the payment in any year is limited to the net profits (as defined by the regulations) for that year plus the retained net profits (as defined by the regulations) for the preceding two years. The Bank is also subject to minimum capital levels that could minimize payment of dividends, although the Bank currently has capital levels that are in excess of minimum capital level ratios required.

(16)  Stock Option Plan and Warrants

      The Company has adopted the existing stock option plans of the Bank. The Company has two plans. The Employee Stock Option Plan is for key employees of the Company. The exercise price of the options granted under this plan will be equal to at least the fair market value of the stock at the date of the grant. Options vest in five equal annual installments commencing on the first anniversary of the grant and will expire 10 years after the date of the grant. The Outside Directors Plan is for directors who are not employees of the Company. The exercise price of the options granted under this plan will be equal to at least the fair market value of the stock at the date of the grant. Options become fully vested 11 months after the grant and will expire 10 years after the date of the grant.

      On June 29, 2000, the Bank issued stock options to the Bank's employees totaling 15,620 shares of the total shares of the Bank's common stock at December 31, 2000. These options are exercisable at $7.27 per share.

      On June 29, 2000, the Bank also issued stock options to the Bank's board of directors totaling 4,741 shares of the total shares of common stock at December 31, 2000. These options are exercisable at $7.27 per share.

      In April 2001, 6,600 shares of common stock options were granted to the Bank's board of directors at an exercise price of $9.09 per share.

      In June 2001, 3,916 shares of common stock options were granted to the Bank's employees at an exercise price of $9.09 per share.

      In February 2002, 10,000 shares of common stock options were granted to the Bank's employees at an exercise price of $10.25 per share.

      In June 2002, 8,058 shares of common stock options were granted to the Bank's board of directors at an exercise price of $9.58 per share.

      All outstanding options and warrants for the Bank common stock have been converted to options and warrants for common stock of the Company.

      A summary status of the Bank's stock option plans as of December 31, 2002 and 2001, and the changes during the years then ended, is as follows (shares in thousands):

                                              2002                2001
                                       ------------------   -----------------
                                                 Weighted            Weighted
                                                  average             average
                                       Shares      price    Shares     price
                                       -------   --------   ------   --------
Outstanding, beginning of year         30,877      $7.89    20,361     $7.27
Granted                                18,058       9.95    10,516      9.09
Exercised and forfeited                (1,383)      8.36         -         -
                                       ------      -----    ------     -----
Outstanding, end of year               47,552      $8.66    30,877     $7.89
                                       ======      =====    ======     =====
Options exercisable at
  December 31                          16,989                7,865
                                       ======                =====
Weighted average fair value of
  options granted during the year                  $7.07               $4.54
                                                   =====               =====

      The following table summarizes all stock options outstanding and exercisable for Option Plans December 31, 2002 segmented by range of exercise prices:

                                  Outstanding                  Exercisable
                        --------------------------------   ------------------
                                              Weighted-
                                 Weighted-     average              Weighted-
                                  average     remaining              average
                                  exercise   contractual             exercise
                        Number     price         life      Number     price
                        ------   ---------   -----------   ------   ---------
Stock options:
  $7.00 - $8.00         19,803     $ 7.27     7.5 years    10,431     $7.27
  $9.00 - $10.00        17,749       9.31     8.9 years     6,558      9.09
  $10.00 - $11.00       10,000      10.25     9.2 years         -         -
                        ------                             ------
Total                   47,552     $ 8.66     8.4 years    16,989     $7.97
                        ======                             ======

      The fair value of each option grant that is estimated on the date of grant using the Black-Scholes options-pricing model was $7.23 options granted to the Company's employees on February 20, 2002; $6.86 for options granted to the board of directors on June 12, 2002; $4.48 for options granted to the board of directors after April 1, 2001; and $4.64 for options granted to the Bank's employees on June 1, 2001. Significant assumptions used in the model for 2002 and 2001 grants included a risk-free interest rate of 4.98% for February 2002, 4.98% for June 2002, 6.21% for April 2001, and 6.01% for June 2001; assuming no cash dividends for both years; an expected life of ten years for both years; and expected volatility of 55% for February 2002, 57% for June 2002, 25% for April 2001, and 29% for June 2001.

      On December 19, 2001, the Bank declared a 10% stock split effected in the form of a dividend to all shareholders of record as of January 2, 2002. All of the common stock options were adjusted for the 10% stock split effected in the form of a dividend.

      At the time of the initial offering, the Bank issued warrants to purchase 88,000 shares of the Bank's common stock at $10.55 per share. These warrants are exercisable four years from the date of the original prospectus, May 17, 2000.

      On December 20, 2002, the Company completed a public offering that resulted in the issuance of 254, 399 units. Each unit consisted of one share of common stock, no par value, and one warrant to purchase one share of common stock at an exercise price of $9.60. The warrants will expire three years after date of the issuance.

(17)  Regulatory Matters

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary
      - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and ratios at December 31, 2002 and 2001 are presented in the following table (dollars in thousands):

                                                                                         To be well-capitalized
                                                                       For capital      under prompt corrective
                                                       Actual       adequacy purposes      action provisions
                                                   --------------   -----------------   -----------------------
                                                   Amount   Ratio     Amount   Ratio         Amount   Ratio
                                                   ------   -----     ------   -----         ------   -----
At December 31, 2002
  Total capital (to risk-weighted assets)          $9,623    16%      $4,693     8%          $5,866    10%
  Tier I capital (to risk-weighted assets)          9,047    15        2,346     4            3,520     6
  Tier I capital (to average assets)                9,047    10        3,555     4            4,444     5
At December 31, 2001
  Total capital (to risk-weighted assets)           7,005    16        3,557     8            4,446    10
  Tier I capital (to risk-weighted assets)          6,670    15        1,778     4            2,667     6
  Tier I capital (to average assets)                6,670    10        2,711     4            3,389     5

      As a DeNovo bank, the OCC requires the Bank to maintain a level of equity capital equal to at least 8% of total assets for the first three years of operation unless written consent has been received from the OCC permitting a lower ratio.

(18)  Parent Company Financial Information

      A summary of the balance sheet at December 31, 2002 follows (dollars in thousands):

                             Assets
Cash in bank                                              $   50
Investment in subsidiary                                   9,148
Income tax receivable                                          4
                                                          ------
Total assets                                              $9,202
                                                          ======
               Liabilities and Stockholders' Equity
Liabilities                                               $    -
                                                          ------
Stockholders' equity                                       9,202
                                                          ------
Total liabilities and stockholders' equity                $9,202
                                                          ======

      A summary of the statement of operations for the period from June 30, 2002 (inception) to December 31, 2002 follows (dollars in thousands):

Equity income from subsidiary                              $256
                                                           ----
Other expenses:
  Organizing expense                                          9
  Other operating expenses                                    3
                                                           ----
    Total other expenses                                     12
                                                           ----
    Income before income tax benefit                        244
Income tax benefit                                           (4)
                                                           ----
Net income                                                 $248
                                                           ====

      A summary of the statement of cash flows for the period from June 30, 2002 (inception) to December 31, 2002 follows (dollars in thousands):

Cash flows from operating activities:
  Net income                                            $   248
                                                        -------
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Equity income from subsidiary                        (256)
      Increase in income tax receivable                      (4)
                                                        -------
        Total adjustments                                  (260)
                                                        -------
        Net cash used in operating activities               (12)
                                                        -------
Cash flows from investing activities:
  Investment in subsidiary                               (1,873)
                                                        -------
        Net cash used in investing activities            (1,873)
                                                        -------
Cash flows from financing activities:
  Issuance of common stock                                1,935
                                                        -------
        Net cash provided by financing activities         1,935
                                                        -------
        Net increase in cash and cash equivalents            50
Cash and cash equivalents as of beginning of period           -
                                                        -------
Cash and cash equivalents as of December 31, 2002       $    50
                                                        =======



ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     On December 12, 2001, the Board of Directors of the Bank, upon the recommendation of its audit committee, engaged the accounting firm of KPMG LLP as independent accountants to audit the Bank's financial statements for the fiscal year ended December 31, 2001. Concurrently with the engagement of KPMG LLP, the Board of Directors dismissed Stockton Bates, LLP as the Bank's independent auditors. The disclosure required by this Item and Item 304 of Regulation S-B is omitted because it has been previously reported on a Form 8-K.

                             PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control
          Persons.

Board of Directors

     The table below contains information concerning the directors of the Company, including their principal occupations or employment during the past five years and their ages.

NAME                                        AGE   DIRECTOR SINCE

GERALD J. DEFELICIS                          76        2000

Since 1984, Mr. DeFelicis has been
retired, having served from 1945 to 1984 with Sun Company, Inc., where he held the position of Manager of Systems Policy and Strategic Facilities. From August 1998 to April 2000, Mr. DeFelicis served as a member of an advisory board at Hudson
United Bank.  Mr. DeFelicis served as a
director of Community National Bank of
New Jersey from 1987 to August 1998.

JOHN J. DONNELLY IV                          48        2001

Since 1998, Mr. Donnelly has served as
President of J.J. Donnelly Inc., a
general contractor in the commercial
construction industry.  From 1992 to
1998, Mr. Donnelly served as President of
John J. Donnelly Inc.

EDUARDO F. ENRIQUEZ                          45        2000

Since 1994, Dr. Enriquez has been self-
employed as a Doctor of Medicine.  Since
1997, he has been a member of the
Physicians Counsel to the Board of
Trustees of Virtua Health Systems.

STANLEY H. MOLOTSKY                          67        2000

Mr. Molotsky is a counselor in financial matters. Since 1988, Mr. Molotsky has been the owner and operator of SHM
Financial Group, a financial counseling
firm.

LINDA M. ROHRER                              55        2000

Since 1985, Ms. Rohrer has owned and
served as the President of Rohrer and
Sayers Real Estate, a commercial and
residential real estate sales company.
Ms. Rohrer served as a director of
Community National Bank of New Jersey
from October 1988 to May 1996.

GERARD M. BANMILLER                          55        2000

Mr. Banmiller has been President and
Chief Executive Officer of the Bank since its opening in June 2000. From October
1999 to June 2000, Mr. Banmiller
organized the Bank on a full-time basis.
He served as a Regional President of
Hudson United Bank from August 1998 until
September 1999. He served as a director and President of Community National Bank of New Jersey from its formation in 1987 until its acquisition by Hudson United
Bank in August 1998.

THOMAS A. CLARK, III                         49        2000

Mr. Clark is a practicing attorney.
Since 1992, he has been a shareholder,
officer and director of the law firm of
Cureton Caplan, P.C.

LETITIA G. COLOMBI                           58        2000

Since May 2001, Ms. Colombi has served as the Mayor of the Borough of Haddonfield, New Jersey, and since 1985, she has been a Borough Commissioner and the Director of Public Works for Haddonfield. From
August 1998 until April 2000, she served as a member of an advisory board at Hudson United Bank. Ms. Colombi served as a director of Community National Bank of New Jersey from October 1988 to
August 1998.

     Set forth below is certain information concerning the Bank's Executive Officers.

GERARD M. BANMILLER

     Mr. Banmiller is the President and Chief Executive Officer of the Bank. He is also a director. Please see "Board of Directors" above for more information regarding Mr. Banmiller.

JAMES E. STRANGFELD

     Mr. Strangfeld serves as the Executive Vice President and the Senior Loan Officer of the Bank. From 1996 until being engaged by the Bank in 2000, Mr. Strangfeld served as a Regional Executive with PNC Bank in Cherry Hill, New Jersey, where he directed the consumer banking operations for 40 branches in Burlington and Camden Counties. From 1986 to 1996, he served as Senior Vice President/Manager Community Lending for Chemical Bank New Jersey, where he directed all functions of its New Jersey Community Lending Department, which was designed to service small business customers.

ROBERT C. FAIX

     Mr. Faix serves as Senior Vice President and Chief Financial Officer of the Bank. From June 2000 until being engaged by the Bank in May 2001, Mr. Faix served as the Senior Vice President and Chief Financial Officer Crusader Holding Corp., the holding company for Crusader Savings Bank. From July 1999 through June 2000, Mr. Faix served as Senior Vice President and Chief Financial Officer for the Student Finance Corp., a subprime student lender located in Newark, Delaware. From June 1998 through June 1999, Mr. Faix served as the Vice President and Controller of Keystone Bank, N.A., a commercial bank located in Horsham, Pennsylvania. From May 1995 through June 1998,
Mr. Faix served as the Senior Vice President and Chief Financial Officer of American Heritage FCU, a credit union located in Philadelphia, Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the directors and officers of any issuer having any class of equity securities registered under Section 12 of the Exchange Act, and any persons owning ten percent or more of such class of equity securities, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). The Common Stock of the Company is not registered under Section 12 of the Exchange Act. Therefore, the Company's directors, officers and 10% shareholders are not subject to the requirements of Section 16(a).

ITEM 10.   Executive Compensation.

Remuneration of Executive Officers

     The following table sets forth the compensation paid during the two years ended December 31, 2002 and 2001 and the period June 30, 2000 (inception) to December 31, 2000, by the Bank to our Chief Executive Officer and any other executive officer who received cash compensation exceeding $100,000 during year ended December 31, 2002:

                    SUMMARY COMPENSATION TABLE

<caption?
Name and                                                        Other Annual
Principal Position              Year       Salary     Bonus   Compensation(1)
------------------             ------    --------   -------   ---------------
Gerard M. Banmiller            2002      $150,000   $16,000       $21,204
  President and Chief          2001       114,423    25,000        17,695
  Executive Officer            2000(2)     49,681         0         6,238

James E. Strangfeld            2002      $125,000   $14,000       $ 3,883
  Executive Vice               2001        98,654   $20,000         3,851
  President                    2000(2)     45,000         0         3,643

--------
(1) Consists of an automobile expense allowance, life, health, automobile and long-term disability insurance annual premiums, and club membership dues.

(2)  Consists of amounts paid by 1st Colonial National Bank from
     June 30, 2000, the date the Bank opened for business, to December 31, 2000.

Employment Agreements

     Gerard M. Banmiller, the President, Chief Executive Officer and a director of the Bank, has entered into an employment agreement with the Bank. This agreement has an initial three-year term and provides for annual one-year extensions on each anniversary of June 29, 2000, the date the Bank received regulatory authority to open for business, unless the Bank or Mr. Banmiller gives prior written notice of nonrenewal to the other party. On and after January 1, 2002, Mr. Banmiller is entitled to receive an annual base salary of not less than $100,000. In addition, Mr. Banmiller is entitled to participate in any incentive compensation and employee benefit plans that the Bank maintains.

     In the event the Bank terminates Mr. Banmiller's employment for "Cause" as defined in his agreement, he will be entitled to receive his accrued but unpaid base salary and an amount for all accumulated but unused vacation time earned through the date of his termination.

     In the event the Bank terminates Mr. Banmiller's employment without Cause, he will be entitled to receive, during the remaining term of his agreement, an annual amount equal to the greater of (i) his highest base salary received during one of the two years immediately preceding the year in which he is terminated, or (ii) his base salary in effect immediately prior to his termination. In addition, during the remaining term of his agreement, Mr. Banmiller will annually be entitled to (i) an amount equal to the higher of the aggregate bonuses paid to him in one of the two years immediately preceding the year in which he is terminated and (ii) an amount equal to the sum of the highest annual contribution made on his behalf (other than his own salary reduction contributions) to any tax qualified and non-qualified defined contribution plans (as such term is defined in Section 3(35) of the Employee Retirement Income Security Act of 1974), maintained by the Bank in the year in which he is terminated or in one of the two years immediately preceding such year. Mr. Banmiller will also be entitled to certain retirement, health and welfare benefits.

     In the event Mr. Banmiller terminates his employment with the Bank for "Good Reason," as defined in his agreement, he will be entitled to receive the same annual amounts and benefits he would be entitled to receive if he was terminated without Cause, but for a period of three years from the date of termination of employment. In the event Mr. Banmiller terminates his employment with the Bank without Good Reason, he will be entitled to receive his accrued but unpaid base salary until the date of termination and an amount for all accumulated but unused vacation time through the date of the termination of his employment. In the event of Mr. Banmiller's death or disability during the term of his employment, he and his eligible dependents or his spouse and her eligible dependents, as the case may be, will be entitled to receive the same annual amounts and benefits Mr. Banmiller would be entitled to receive if he was terminated without Cause, but only for a period of one year from the date of termination of employment. They will also be entitled to certain health and welfare benefits.

     In the event that Mr. Banmiller is required to pay any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986 (the "Code") (or any similar tax imposed under federal, state or local law), as a result of any compensation and benefits received under his agreement in connection with a change in control, the Bank will pay him an additional amount such that the net amount retained by him, after the payment of such excise taxes (and any additional income tax resulting from such payment by the Bank), equals the amount he would have received but for the imposition of such taxes.

     The employment agreement further provides that in the event Mr. Banmiller's employment is terminated for any reason or he voluntarily terminates his employment, he may not, for a period of 12 months after the date of termination, without the prior written consent of the Bank's Board of Directors, become an officer, director or a shareholder or equity owner of 4.9% or more of any entity engaged in the banking, lending, asset management, mutual fund, financial planning or investment security business within the New Jersey Counties of Camden, Gloucester, Burlington, Salem, Atlantic, Cape May or Cumberland, or any other county in which the Bank has an office. In addition, during his employment and for a period of 12 months following the termination of his employment, except following a change in control of the Bank, Mr. Banmiller may not solicit, endeavor to entice away from the Bank, its subsidiaries or affiliates, or otherwise interfere with the relationship of the Bank or its subsidiaries or affiliates with, any person who is, or was within the then most recent 12-month period, an employee or associate of the Bank or any of its subsidiaries or affiliates.

     The Bank also has an employment agreement with Mr. Strangfeld, the Bank's Executive Vice President and Senior Loan Officer. This agreement is substantially identical to Mr. Banmiller's employment agreement, except that it provides that (i) the executive is entitled to receive an annual base salary of $90,000; (ii) in the event the Bank terminates the executive's employment without cause, he will be entitled to his salary and benefits as determined in the same manner as under Mr. Banmiller's agreement, but for one year only and (iii) in the event the executive terminates his employment for "Good Reason," he will be entitled to his salary and benefits as determined in the same manner, but for a period of (a) 18 months in the event of a termination prior to a change in control of the Bank or (b) two years in the event of a termination after a change in control of the Bank.

Option Grants to Named Executives in Last Fiscal Year

     The following table sets forth information concerning the grant of stock options during the fiscal year ended December 31, 2002 to our named executive officers.

                            Number of    Percentage of
                           Securities    Total Options
                           Underlying     Granted to       Per Share
                             Options     Employees in     Exercise or
Name                        Granted(1)   Fiscal Year(2)   Base Price(3)    Expiration Date
------------------------   -----------   --------------   -------------   -----------------
Gerard M. Banmiller         5,000(4)         50.0%           $10.25       February 19, 2012
President and Chief
  Executive Officer

James E. Strangfeld         3,000(4)         30.0%           $10.25      February 19, 2012
  Executive Vice
  President

--------

(1) Amounts represent securities underlying incentive stock options granted under our current Employee Stock Option Plan. If the new 1st Colonial Bancorp, Inc. Employee Stock Option Plan is approved by the shareholders at the annual meeting, it will replace our current Employee Stock Option Plan.

(2)  1st Colonial Bancorp, Inc does not have any employees.
     This percentage reflects the grant as a percentage of the total options granted to employees of 1st Colonial National Bank, but does not include options to purchase 8,058 shares granted in fiscal year 2002 to directors of 1st Colonial National Bank who are not employees.

(3) The exercise price per share is equal to the fair market value on the date the option was granted. The exercise price may be paid in cash, or upon the approval of the Stock Option Plan Committee, in shares of common stock valued at their fair market value on the date of exercise, or in a combination of cash and stock.

(4) Options will vest and become exercisable in five equal annual installments commencing on the first anniversary of the date of grant and continuing on each successive anniversary of such date. Notwithstanding the foregoing, in the event of a "change in control" of 1st Colonial National Bank, all outstanding options become exercisable in three equal annual installments commencing on the first anniversary of the date of grant and continuing on each successive grant date anniversary. If the optionee's employment terminates due to retirement, death or disability, the optionee or his legal representative may exercise the option until the earlier of the expiration of the term of the option or three months after the termination of employment. If the optionee's employment is terminated for any reason except retirement, death or disability, all options terminate on the date employment is terminated, unless the Stock Option Plan Committee permits the optionee to exercise the option until the earlier of the expiration of the term of the option or three months after the termination of employment.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-
End Option Values

     No options were exercised during the year ended
December 31, 2002 by our named executive officers. The following table sets forth the aggregate options to purchase shares of common stock held by our named executive officers at December 31, 2002, separately identifying exercisable and unexercisable options, and the aggregate dollar value of in-the-money unexercised options, separately identifying exercisable and unexercisable options.

Caption>
                                      Number of Securities          Value of Unexercised
                                     Underlying Unexercised             In-the-Money
                                  Options Held at 12/31/02(1)     Options at 12/31/02 (2)
                                  ---------------------------   ---------------------------
Name                              Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------------------   -----------   -------------   -----------   -------------
Gerard M. Banmiller                  5,806          12,064         $5,793         $8,689
James E. Strangfeld                  2,605           5,957         $2,317         $3,475

--------

(1) Reflects adjustments resulting from the 10% stock dividend distributed January 15, 2002.

(2) Based upon the mean between the bid and asked prices of the common stock of $8.70 per share on December 31, 2002, less the exercise price of the options.

Director Compensation

     Directors do not receive any compensation for serving as directors of the Company. The Chairman of the Board of the Bank receives a quarterly retainer of $1,000 for service on the Bank Board, and each director of the Bank, other than Mr. Banmiller, receives a quarterly retainer of $500. Each Bank Board committee chairman receives an annual retainer of $500 for chairing such committee. Each director of the Bank, except for Mr. Banmiller and each committee chairman (other than the loan committee chairman, who receives both the retainer and the per meeting fee), receives $50 per committee meeting attended. An aggregate of $20,300 was paid to the directors of the Company during the year ended December 31, 2002 for serving as directors of the Bank.

Stock Option Plan for Outside Directors

     Pursuant to our Stock Option Plan for Outside Directors (the "Director Plan") each person (i) who is a director of the Bank and
(ii) who is not, as of such date, an employee of the Bank, automatically will be granted, on the date of each annual meeting of shareholders at which directors are elected, an option to purchase 750 shares of the common stock of the Company("Mandatory Grants"). Future non-employee directors elected by the Board to fill a vacancy will also receive a Mandatory Grant on the date of such initial election as a director. The Option Committee may also grant, from time to time in its discretion, additional options to purchase shares of common stock to directors who are not employees of the Bank ("Discretionary Grants"), subject to the approval of a majority of the disinterested members of the Board of Directors.

     The Director Plan authorizes the Option Committee to administer and interpret the Director Plan. The Director Plan further authorizes the Option Committee to grant options for the purchase of an aggregate amount of up to 44,630 shares of the common stock. Any shares as to which an option expires, lapses unexercised, or is terminated or canceled may be subject to a new option.

     Only Nonqualified Stock Options may be granted under the Director Plan. The exercise price for options granted under the Director Plan will be equal to the fair market value of the stock underlying the option on the date the option is granted. Options granted under the Director Plan may be exercised for 10 years after the date of grant. No option may be transferred by the optionee other than by will or by the laws of descent and distribution, and each option is exercisable during the optionee's lifetime only by the optionee, or his guardian or legal representative, unless otherwise approved by the Option Committee.

     Under the Director Plan, options may not be exercised during the 11-month period following the date of grant. In the event of an optionee's retirement, or an optionee whose service as a director terminates due to death or disability, the optionee or his or her legal representative may exercise the option until the earlier of the expiration of the term of the option or three months after such termination of service.

     If an optionee's service as a director is terminated for any reason except retirement, death or disability, all options granted to such person under the Director Plan terminate as of the date such service is terminated, unless the Option Committee permits the optionee to exercise such options until the earlier of (i) the expiration of the term of the option or (ii) up to three months from the date of termination.

     The Board of Directors may amend, suspend or terminate the Director Plan at any time without shareholder approval unless the approval of shareholders is otherwise required under applicable tax, securities or other laws. In addition, the Board of Directors may not modify or amend the Director Plan with respect to any outstanding option or impair or cancel any outstanding option, without the consent of the affected optionee.

     On June 12, 2002, each non-employee director of the Bank, except John J. Donnelly IV, was granted options to purchase
750 shares of Bank common stock, at an exercise price of $9.58 per share. Mr. Donnelly was granted an option to purchase 1,308 shares at $9.58 per share.

ITEM 11.  Securities Ownership of Certain Beneficial Owners and
          Management

Principal Shareholders of the Company

The following table sets forth information regarding persons known by us to own more than 5% of the outstanding shares of 1st Colonial Bancorp common stock as of December 31, 2002.

                                       Shares of Common Stock
Name and Address of Beneficial Owner     Beneficially Owned
------------------------------------   ----------------------
                                         Amount    Percent(1)
                                       ---------   ----------
Michael C. Haydinger                   94,813(2)      7.3%
78 Main Street
Marlton, NJ 08053

Linda M. Rohrer                        86,525(3)      6.7%
310 West Cuthbert Blvd.
Haddon Township, NJ 08108

(1) In each case, the percentage was calculated on a fully diluted basis assuming that the beneficial owner's warrants and outstanding vested options were exercised.

(2) Consists of 36,908 shares owned by First Montgomery Properties, 46,140 shares owned by Marlton Investment Group and 11,765 shares of common stock that Marlton Investment Group has the right to acquire upon the exercise of warrants. Mr. Haydinger is an executive officer of both of these related companies and through his position exercises voting and investment power over these shares. Mr. Haydinger also is a director of 1st Colonial National Bank.

(3) Includes 2,220 shares that Ms. Rohrer has the right to acquire upon the exercise of vested stock options and 11,765 shares that Ms. Rohrer has the right to acquire upon the exercise of warrants.

Security Ownership of Management

     The following table sets forth certain information concerning the number of shares of 1st Colonial Bancorp common stock held as of December 31, 2002 by each director, each executive officer, and all executive officers as a group.

                                          Sole Voting     Shared
                               Total          and       Voting and    Percent
                            Beneficial     Investment   Investment      of
Name of Beneficial Owner   Ownership(1)      Power         Power     Class(2)
------------------------   ------------   -----------   ----------   --------
Linda M. Rohrer(3)             86,525         86,525           0        6.7%
Gerard M. Banmiller(4)         51,144          7,644      43,500        4.0%
Thomas A. Clark III(5)         23,783         23,783           0        1.9%
Letitia G. Colombi(6)           7,508          2,071       5,437        0.6%
Gerald J. DeFelicis(7)         21,017         21,017           0        1.6%
John J. Donnelly, IV(8)        26,575         20,575       6,000        2.1%
Eduardo F. Enriquez(9)         33,953         25,031       8,922        2.6%
Stanley H. Molotsky(10)        24,883         17,883       7,000        1.9%
James E. Strangfeld(11)         7,355          3,155       4,200        0.6%
All directors and             288,493        213,104      75,389       21.5%
 executive officers as
 a group (10 persons)(12)

--------

(1) Based on information furnished by the respective individuals as of December 31, 2002, and our books and records as of such date. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares. Under applicable regulations, a person is deemed to have beneficial ownership of shares which may be received upon the exercise of outstanding stock options or warrants if the option or warrant is exercisable within 60 days. All warrants held by our executive officers and directors are fully vested, have a three-year term expiring on December 16, 2005 and have an exercise price of $9.60 per share.

(2) The percentage is calculated on a fully diluted basis (as if such person's or group's vested options and warrants were exercised).

(3) Includes 2,220 shares that Ms. Rohrer has the right to acquire upon the exercise of vested stock options, and 11,765 shares that Ms. Rohrer has the right to acquire upon the exercise of vested warrants.

(4) Includes 26,400 shares jointly owned by Mr. Banmiller with his spouse, 5,806 shares that Mr. Banmiller has the right to acquire upon the exercise of vested stock options and 2,800 shares that Mr. Banmiller and his wife have the joint right to acquire upon the exercise of vested warrants.

(5) Includes 6,250 shares owned by the Cureton Caplan Hunt Scaramella & Clark Profit Sharing Plan over which Mr. Clark has control, 1,383 shares that Mr. Clark has the right to acquire upon the exercise of vested stock options, and 1,200 shares that Mr. Clark has the right to acquire upon the exercise of vested warrants.

(6)  Includes 4,437 shares owned by Ms. Colombi's spouse,
     1,000 shares that Ms. Colombi's spouse has the right to acquire upon the exercise of vested warrants, and 1,383 shares that Ms. Colombi has the right to acquire upon the exercise of vested stock options.

(7) Includes 1,383 shares that Mr. DeFelicis has the right to acquire upon the exercise of vested stock options and 2,942 shares that Mr. DeFelicis has the right to acquire upon the exercise of vested warrants.

(8) Includes 825 shares that Mr. Donnelly has the right to acquire upon the exercise of vested stock options, 3,000 shares that Mr. Donnelly has the right to acquire upon the exercise of vested warrants, 3,000 shares owned by The Eighdies, LLC, a limited liability company in which Mr. Donnelly has a 25% membership interest, and 3,000 shares that The Eighdies, LLC has the right to acquire upon the exercise of vested warrants.

(9) Includes 1,383 shares that Dr. Enriquez has the right to acquire upon the exercise of vested stock options;
     2,352 shares that Dr. Enriquez has the right to acquire upon the exercise of vested warrants; 4,461 shares jointly owned by Dr. Enriquez with his spouse; 4,461 shares that Dr. Enriquez and his spouse have the joint right to acquire upon the exercise of vested warrants; 2,597 shares owned by the Eduardo F. Enriquez MD LLC Profit Sharing Plan FBO Eduardo G. Enriquez (the "Enriquez Profit Sharing Plan"), over which Dr. Enriquez has sole voting and investment control; and 2,597 shares that the Enriquez Profit Sharing Plan has the right to acquire upon the exercise of vested warrants.

(10) Includes 1,383 shares that Mr. Molotsky has the right to acquire upon the exercise of vested stock options, 3,500 shares owned by Mr. Molotsky's spouse and 3,500 shares that Mr. Molotsky's spouse has the right to acquire upon the exercise of vested warrants.

(11) Includes 2,200 shares owned by Mr. Strangfeld's spouse, 1,000 shares jointly owned by Mr. Strangfeld and his spouse, 1,000 shares that Mr. Strangfeld and his spouse have the joint right to acquire upon the exercise of vested warrants, and 2,605 shares that Mr. Strangfeld has the right to acquire upon the exercise of vested stock options.

(12) Includes 18,791 shares that the directors and executive officers, in the aggregate, have the right to acquire upon the exercise of vested stock options, and 42,117 shares that the directors and officers, in the aggregate, have the right to acquire upon the exercise of vested warrants.

Equity Plan Compensation Information

     The following table provides certain information regarding securities issued or issuable under 1st Colonial Bancorp's equity compensation plans as of December 31, 2002.

                                                                                        Number of shares of
                                                                                      common stock remaining
                                      Number of shares of                              available for future
                                       common stock to be       Weighted-average       issuance under equity
                                    issued upon exercise of    exercise price of        compensation plans
                                      outstanding options,    outstanding options      (excluding securities
        Plan category                warrants and rights(1)   warrants and rights   reflected in first column)
------------------------------      -----------------------   -------------------   ---------------------------
Equity compensation plans
  approved by security holders               47,552                  $8.66                    41,708

Equity compensation plans not
  approved by security holders                    0                      0                         0

Total                                        47,552                  $8.66                    41,708

(1)  Does not include outstanding warrants to acquire
     88,000 shares of common stock issued in 2000 to the underwriter of 1st Colonial National Bank's initial public offering of common stock, or outstanding warrants to acquire 254,399 shares of common stock issued in December 2002 as part of 1st Colonial Bancorp's public offering of common stock and warrants.

Item 12.  Certain Relationships and Related Transactions

     Certain directors and officers of 1st Colonial National Bank are customers of and during the year ended December 31, 2002 had banking transactions with the Bank in the ordinary course of business. Similar transactions may be expected to occur in the future. All loans and commitments to loan were made under substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with other persons and, in our opinion, do not involve more than the normal risk of collection or present other unfavorable features.

     J.J. Donnelly Inc., a general contractor of which director John J. Donnelly IV is president, was engaged by 1st Colonial National Bank to perform certain renovation work to the Bank's Westville branch, which was acquired by the Bank in 2002. J.J. Donnelly Inc. was selected by the Bank pursuant to a competitive bidding process involving other general contractors. The total amount paid by the Bank to J.J. Donnelly Inc. under this contract was $177,000.

ITEM 13.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:  The exhibits attached hereto are
                          listed in the Exhibit Index
                          immediately following the signature
                          pages to this Form 10-KSB.

          (b)  Reports on Form 8-K:

               The following reports on Form 8-K were filed by the Bank during the quarter ended December 31, 2002:

               (i) Form 8-K dated December 23, 2002 reporting the completion of the public offering and the declaration of a stock dividend.

Item 14.  Controls and Procedures

     Within ninety days prior to filing this report, the Company, under the supervision and with the participation of Company' management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Securities and Exchange Commission Rule 13a-14 defines "disclosure controls and procedures" as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              1ST COLONIAL NATIONAL BANK

Dated:  March 25, 2003        By:/s/ Gerard M. Banmiller
                                 -----------------------------
                                 Gerard M. Banmiller,
                                 President and Chief Executive
                                 Officer

               (Signatures continued on next page)



                            SIGNATURES
                           (Continued)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities and on the dated indicated.

/s/ Linda M. Rohrer                       Dated:  March 27, 2003
------------------------
Linda M. Rohrer
Chairman of the Board

/s/ Gerard M. Banmiller                   Dated:  March 25, 2003
------------------------
Gerard M. Banmiller,
President, Chief Executive Officer
and a Director

                                          Dated:
------------------------
Letitia G. Colombi, Director

                                          Dated:
------------------------
Thomas A. Clark, III, Director

/s/ Gerald DeFelicis                      Dated:  March 27, 2003
------------------------
Gerald DeFelicis, Director

/s/ John J. Donnelly, IV                  Dated:  March 27, 2003
------------------------
John J. Donnelly, IV, Director

/s/ Eduardo F. Enriquez                   Dated:  March 27, 2003
------------------------
Eduardo F. Enriquez, Director

/s/ Stanley H. Molotsky                   Dated:  March 27, 2003
------------------------
Stanley H. Molotsky, Director

/s/ Robert C. Faix                        Dated:  March 25, 2003
------------------------
Robert C. Faix, Senior Vice President,
Chief Financial Officer and Cashier
(Principal Financial and
Accounting Officer)



                          CERTIFICATIONS

     I, Gerard M. Banmiller, certify that:

     1. I have reviewed this annual report on Form 10-KSB of 1st Colonial Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  March 25, 2003


/s/  Gerard M. Banmiller
------------------------
President and
Chief Executive Officer



     I, Robert C. Faix, certify that:

     1. I have reviewed this annual report on Form 10-KSB of 1st Colonial Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  March 25, 2003


/s/  Robert C. Faix
-------------------------
Senior Vice President and
Chief Financial Officer




                          EXHIBIT INDEX

                                                  Page Number in
                                                 Manually signed
Number   Title                                       Original

  3.1   Articles of Incorporation of 1st Colonial
        Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to 1st Colonial Bancorp,
        Inc.'s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission

  3.2   Bylaws of 1st Colonial Bancorp, Inc.
        (Incorporated by reference to Exhibit 3.2 to 1st Colonial Bancorp, Inc.'s Registration
        Statement No. 333-84114 on Form S- 4 filed with the Securities and Exchange Commission).

  4.1   Form of certificate evidencing shares
        of 1st Colonial 1st Colonial Bancorp, Inc.
        Common Stock (Incorporated by reference to Exhibit 4.1 to 1st Colonial Bancorp, Inc.'s
        Registration Statement No. 333-84114 on Form
        S-4 filed with the Securities and
        Exchange Commission).

 10.1   1st Colonial National Bank Employee Stock
        Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Registration
        Statement No. 333-84114 on Form S-4).

 10.2   1st Colonial National Bank Stock
        Option Plan for Outside Directors
        (Incorporated by reference to Exhibit
        10.2 to the Company's Registration
        Statement No. 333-84114 on Form S-4).

 10.3   Employment Agreement between Gerard M.
        Banmiller and 1st Colonial National
        Bank (Incorporated by reference to
        Exhibit 10.3 to the Company's Registration
        Statement No. 333-84114 on Form S-4).

 10.4   Employment Agreement between James E.
        Strangfeld and 1st Colonial National
        Bank (Incorporated by reference to
        Exhibit 10.4 to the Company's Registration
        Statement No. 333-84114 on Form S-4).

 10.5   Employment Agreement between Robert C.
        Faix and 1st Colonial National Bank
        (Incorporated by reference from
        Exhibit 10.5 to the Company's Registration
        Statement No. 333-84114 on Form S-4).

 10.6   Lease Agreement dated October 1, 1999
        between 1st Colonial National Bank (as
        assignee of CNB Partnership, LLC) and
        First States Partners No. 203, LLC
        (Incorporated by reference to
        Exhibit 10.6 to the Company's Registration
        Statement No. 333-84114 on Form S-4)).

 10.7   Data Processing Services Agreement
        dated December 23, 1999 between Intercept
        Group (successor to SLMsoft.com Inc.) and
        1st Colonial National Bank. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No.
        333-84114 on Form S-4).

 10.8 Warrant Agreement dated December 16, 2002 between 1st Colonial Bancorp, Inc. and
        StockTrans, Inc. (Incorporated
        by reference to Exhibit 10.8 to the
        Company's Registration Statement No.
        333-84114 on Form S-4).

 11.1   Statement re: computation of per share
        earnings

21.1    Subsidiaries of the Small Business Issuer.

99.1    Certification of Chief Executive Officer and Chief
        Financial Officer under Section 906 of the
        Sarbanes-Oxley Act of 2002