Form 10QSB
period 2003-03-31
1ST COLONIAL BANCORP INC
filed 2003-05-14
CIK 1168230

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

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

                         Yes  X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                    Number of Shares Outstanding
         Class                          as of May 12, 2003

Common Stock, without par value               1,343,790



                       INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                              PAGE

  Item 1.  Financial Statements

           Consolidated Statements of Financial Condition
           March 31, 2003 (Unaudited) and
           December 31, 2002                                  4

           Consolidated Statements of Income and
           Comprehensive Income (Unaudited) - For the
           Three Months Ended March 31, 2003 and 2002         6

           Consolidated Statements of Cash Flows -
           (Unaudited) For the Three Months Ended
           March 31, 2003 and 2002                            8

           Notes to Financial Statements                     10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     18

  Item 3.  Controls and Procedures                           24


PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                  25

  Signatures                                                 26

  CEO and CFO Certifications                                 27



                 PART 1 - FINANCIAL INFORMATION
            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

                                                   March 31,     December 31,
                                                     2003            2002
                                                 -------------   ------------
                                                   (unaudited)
Assets:
Cash and due from banks                             $  5,603       $ 6,156
Federal funds sold                                     7,912         6,005
Investments held to maturity                           1,265         1,220
Securities available for sale (amortized
  cost of $28,045 at March 31, 2003 and
  $29,776 at December 31, 2002)                       28,140        29,934
Mortgages loans available for sale                       895            63
Loans                                                 55,914        54,198
  Less: Allowance for loan losses                       (637)         (576)
                                                     -------       -------
  Net loans                                           55,277        53,622
Bank premises and equipment, net                         940           763
Accrued interest receivable                              334           341
Deferred tax assets                                      205           181
Other assets                                              66            35
                                                     -------       -------
Total Assets                                        $100,637       $98,320
                                                     =======       =======
Liabilities:
Demand deposits                                     $ 44,516      $ 46,371
Savings deposits                                      21,176        19,671
Other time deposits                                   20,037        16,906
                                                     -------       -------
  Total deposits                                      85,729        82,948

Short-term borrowings                                  5,423         6,033
Accrued interest payable                                  13            10
Taxes payable                                             82            51
Other liabilities                                        118            76
                                                     -------       -------
Total liabilities                                   $ 91,365      $ 89,118
                                                     =======       =======
Shareholders' equity:
Common Stock (no par value)
    Authorized: 5,000,000 shares, issued
    and outstanding: 1,343,790 shares at
    March 31, 2003 and 1,343,580 shares
    at December 31, 2002
  Additional paid in capital                           8,930         8,935
  Retained earnings                                      280           166
  Accumulated other comprehensive income, net             62           101
                                                     -------       -------
      Total shareholders' equity                       9,272         9,202
                                                     -------       -------
      Total liabilities & shareholders' equity      $100,637      $ 98,320
                                                     =======       =======

The accompanying notes are an integral part of these statements.



            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
           FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands, except per share data)

                                                     Three months ended
                                                          March 31,
                                                     ------------------
                                                      2003        2002
                                                     -----       ------
Interest income:
Interest and fees on loans                           $  899        $ 680
Interest on federal funds sold                           13           56
Interest and dividends on investments:
  Taxable                                               245          195
  Nontaxable                                              5            2
                                                     ------        -----
    Total interest income                             1,162          933
                                                     ------        -----
Interest expense:
Interest on demand deposits                             120           54
Interest on savings deposits                             43           23
Interest on time deposits                               140          145
Interest on short-term borrowings                        12           23
                                                     ------        -----
    Total interest expense                              315          245
                                                     ------        -----
Net interest income                                     847          688
Provision for loan losses                                60          100
                                                     ------        -----
Net interest income after
  provision for loan losses                             787          588

Other income:
  Service charges on deposit accounts                    33           15
  Gain on sale of mortgage loans                         20           13
  Other income, service charges and fees                  8            2
                                                     ------        -----
    Total other income                                   61           30

Other expenses:
  Salaries, wages and employee benefits                 279          191
  Occupancy and equipment expenses                       82           44
  Advertising expense                                    34            7
  Data processing expense                                62           41
  Other Operating Expenses                              200          153
                                                     ------        -----
    Total other expenses                                657          436

Income before income taxes                              191          182
Income tax expense                                       77           73
                                                     ------        -----
Net income                                           $  114        $ 109
                                                     ------        -----
Other comprehensive income(loss)                        (39)         (73)
                                                     ------        -----
    Total comprehensive income                       $   75        $  36
                                                     ======        =====
Net income per share information:
  Basic earnings per share                           $ 0.08        $0.10
  Diluted earnings per share                         $ 0.08        $0.10

The accompanying notes are an integral part of these statements.



            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

                                                    For the Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                       2003            2002
                                                    ---------       ---------

  Net income                                        $    114        $    109
Adjustments to reconcile net income to net
  cash used/(provided) by operating activities:
  Depreciation and amortization                           25              22
  Amortization of premium (discount)on securities, net    45               5
  Amortization of deferred loan fees/cost, net            10               6
  Gain on sale of mortgage loans available for sale      (20)            (13)
  Provision for loan losses                               60             100
  Cash disbursed for mortgage banking activities      (5,359)         (2,310)
  Cash received for mortgage banking activities        4,547           2,505
  Decrease(increase) in accrued interest receivable        7             (61)
  Decrease in deferred tax asset                           -              18
  Increase in other assets                               (31)            (17)
  Increase(decrease)in accrued interest payable            3             (21)
  Increase(decrease) in income taxes payable              31             (57)
  Increase in other liabilities                           42               -
                                                    --------         -------
  Total Adjustments                                     (640)            177
                                                    ---------        --------
Net cash (used)/provided by operating activities        (526)            286

Cash flows used in investing activities:
  Proceeds from maturity and sale of securities
    available-for-sale                                12,601           3,295
  Proceeds from maturity of securities held
    to maturity                                           95             931
  Purchases of securities available-for-sale         (11,809)              -
  Purchases of securities held to maturity              (140)              -
  Repayment of principal of securities
    available-for-sale                                   894             238
  Increase in loans receivable, net                   (1,725)         (5,080)
  Capital expenditures                                  (202)            (16)
                                                     --------        --------
Net cash used in investing activities                   (286)           (632)

Cash flows provided/(used) in financing activities:
Net increase(decrease) in deposits                    2,781         (7,788)
Net (decrease)increase in short-term borrowings       (610)            316
  Exercise of warrants                                     2               -
  Expenses for issuance of common stock                   (7)              -
                                                     --------        --------
Net cash provided/(used) in financing activities        2,166         (7,472)
Net increase(decrease) in cash and cash equivalents     1,354         (7,818)
Cash and cash equivalents as of beginning of period    12,161         23,930
                                                     --------        --------
Cash and cash equivalents as of March 31,            $ 13,515        $16,112
                                                     ========        ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                           $    312        $   266
  Income taxes                                             46            111
Noncash items:
  Change in unrealized gains for securities
   available-for-sale, net of taxes of $24 for
   2003 and $48 for 2002                                  (39)            73

The accompanying notes are an integral part of these statements.



                  NOTES TO FINANCIAL STATEMENTS

Note 1.  General

     1st Colonial Bancorp, Inc. (the "Company") was formed on February 26, 2002 pursuant to the filing of Articles of
Incorporation with the   Commonwealth of Pennsylvania.  Prior to
June 30, 2002, the Company did not have any material assets or liabilities. On June 30, 2002, the Company acquired 1st Colonial National Bank (the "Bank") pursuant to the merger of the Bank with and into Interim 1st Colonial National Bank ("Interim"), a wholly-owned subsidiary of the Company. The acquisition was part of the reorganization of the Bank from a stand-alone national bank to a bank holding company structure. The reorganization was approved by the Office of the Comptroller of the Currency and by the Federal Reserve Bank of Philadelphia on June 6, 2002.

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

     In the opinion of management, the accompanying unaudited financial statements contain adjustments consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2003 and December 31, 2002 and the consolidated results of operations for the three month periods ended March 31, 2003 and 2002. The accounting policies and reporting practices of the Company are in accordance with accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

     The accompanying financial statements have been prepared in accordance with instructions for Form 10-QSB and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

     The results of operations for the three months ended
March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 3.  Earnings Per Share

     Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period. All calculations have been adjusted to account for the 5% stock dividend payable on April 15, 2003. Options and warrants to purchase 419,752 and 134,463 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

         (Dollars are in thousands, except per share data)

                                               Three months ended
                                                   March 31,
                                              -------------------
                                               2003      2002
                                              ------    ------
Numerator:
  Net Income                                  $  114    $  109
Denominator for basic earnings per share-
  weighted average shares                      1,344     1,076
Effect of dilutive securities:
  Director and employee stock options              8         8
Warrants                                         0         0
Denominator for diluted earnings per
  share- adjusted weighted average
  shares and assumed exercised                 1,352     1,084

Basic earnings per share                      $ 0.08    $ 0.10
Diluted earnings per share                    $ 0.08    $ 0.10

     The following warrants and options were issued by the Bank with respect to Bank common stock. Pursuant to the Agreement and Plan of Reorganization and Merger dated as of March 5, 2002 among the Company, the Bank and Interim, as of June 30, 2002 these outstanding warrants and stock options became warrants and stock options to purchase the common stock of the Company.

     Warrants were issued to the Bank's underwriter in connection with its initial public offering of common stock in June 2000. Total warrants outstanding at March 31, 2003 entitled the holders to purchase 92,400 shares of common stock at a purchase price of $10.04 per share. These warrants are exercisable until June 29, 2006.

     On June 29, 2000, the Bank issued stock options to the Bank's employees entitling them to purchase a total of 16,403 shares of Bank common stock. These options will vest and become exercisable in five equal annual installments commencing on the first anniversary of the date of grant and continuing on each successive anniversary of such date. These options are exercisable at $6.93 per share for a period of ten years after the grant date. At March 31, 2003, all of these options were still outstanding.

     On June 29, 2000, the Bank also issued stock options to the Bank's directors entitling them to purchase a total of 4,981 shares of Bank common stock. These options are exercisable at $6.93 per share for a period of ten years after the date of the grant. These options have fully vested. At March 31, 2003, options to purchase 4,395 shares of the Company's common stock were still outstanding.

     In April 2001, options to purchase a total of 6,930 shares of Bank common stock were granted to the Bank's directors at an exercise price of $8.66 per share. These options are fully vested and expire ten years from the date of the grant. As of March 31, 2003, options to purchase 6,069 shares of the Company's common stock were still outstanding.

     In June 2001, options to purchase a total of 4,109 shares of Bank common stock were granted to certain Bank employees at an exercise price of $8.66 per share, of which 20% become vested on each anniversary of the grant date. These options expire ten years from the date of the grant. At March 31, 2003, all of these options were still outstanding.

     On February 20, 2002, options to purchase a total of 10,501 shares of common stock were granted to certain Bank employees at an exercise price of $9.76 per share, of which 20% become vested on each anniversary of the grant date. These options expire ten years from the date of the grant. At March 31, 2003, all of these options were still outstanding.

     On June 12, 2002, options to purchase a total of 8,466 shares of common stock were granted to the Bank's directors at an exercise price of $9.12 per share. These options become fully vested eleven months from the date of the grant and expire ten years from the date of the grant. At March 31, 2003, all of these options were still outstanding.

     Warrants were issued to purchasers of the Company's common stock in an offering that closed on December 16, 2002. Warrants were issued for 267,119 shares of the Company's common stock at a price of $9.14 per share. These warrants are immediately exercisable and expire three years from issue date. On March 25, 2003, warrants for 210 shares were exercised.

     On January 15, 2003, options to purchase a total of 10,500 shares of common stock were granted to certain Bank employees at an exercise price of $8.22 per share, of which 20% become vested on each anniversary of the grant date. These options expire ten years from the date of the grant. At March 31, 2003, all of these options were still outstanding.

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

     It is management's intent to reserve for known and inherent losses in the portfolio. No portion of the allowance was in an "unallocated" category as of December 31, 2002, and a minimal portion of the allowance was in an "unallocated" category at March 31, 2003.

     The Bank has no credit exposure to foreign countries or foreign borrowers or highly leverages transactions.

     Loans charged off will represent the Bank's recognition of losses previously provided for in the overall allowance for loan losses through the provisions charged to operations in the respective periods.

Note 5.  Litigation

     At March 31, 2003, the Company was neither engaged in any existing nor aware of any pending material legal proceedings. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

Note 6.  Stock Options

     At March 31, 2003, the Company has two stock-based compensation plans, which are described more fully in note 3. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all option granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                              Three Months Ended
                      ---------------------------------------------------------------------
                              March 31, 2003                         March 31, 2002
                      ---------------------------------   ---------------------------------
                                  Compensation                        Compensation
                      As reported   expense   Pro forma   As reported   expense   Pro forma
                      -----------   -------   ---------   -----------   -------   ---------

Net income            $   114          16         98            109          9        100
Basic earnings
  per share              0.08        0.01       0.07           0.10       0.01       0.09
Dilutive earnings
  per share              0.08        0.01       0.07           0.10       0.01       0.09



Note 7.  Recent Accounting Pronouncements

           Accounting for Stock-Based Compensation

           In December 2002, FASB issued SFAS No. 148,
           Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement
           No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. Adoption of SFAS No. 148 did not impact the Bank's earnings, financial condition, or equity. However, the Company did modify its disclosures Related to the method of accounting for stock-based Employee compensation in accordance with SFAS
           No. 148.

           Grantor's Accounting and Disclosure Requirements for
           Guarantees

           During 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, was issued. FASB Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FASB Interpretation No. 45 to have an impact on its earnings, financial condition, or equity.

           Consolidation of Variable Interest Entities

           During 2002, FASB Interpretation No. 46,
           Consolidation of Variable Interest Entities, was issued. FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company does not expect the adoption of FASB Interpretation No. 46 to have an impact on its earnings, financial condition, or equity.

           Derivative Instruments and Hedging Activities

           In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. With some exceptions, this Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this Statement to have an impact on its earnings, financial condition, or equity.




Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was formed in February 2002 and had no material assets until its acquisition of the Bank on June 30, 2002. See
Note 1 to the Financial Statements for a description of this acquisition and the related transactions. Therefore, prior to June 30, 2002 it had no results of operations. Further, as of this filing, the only material asset of the Company is the common stock of the Bank. Accordingly, the following discussion and analysis relates to the financial condition and results of operations of the Bank, and should be read in conjunction with the financial statements and related notes appearing on the preceding pages as well as in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed with Securities and Exchange Commission. Unaudited results of operations for the three months ended March 31, 2003 are compared to the unaudited results of operations for the comparable period ended March 31, 2002. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be attained for any other period.

     Statements regarding the Company's expectations as to financial results and other aspects of its business set forth in this Form 10-QSB or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, the Bank's ability to establish and grow additional branches, the uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

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

     On December 18, 2002, the Company's Board of Directors voted to declare a five percent stock dividend to the Company's shareholders. The dividend was distributed on April 15, 2003 to the holders of record of all issued and outstanding shares of Company common stock as of April 1, 2003. The total number of shares issued pursuant to the 5% stock dividend was 64,047 shares. The total number of shares outstanding immediately after the payment of this dividend was 1,343,790 shares.

     On December 20, 2002, the Company completed its public offering of units of common stock and warrants. In the offering, the Company sold 254,399 units at an offering price of $8.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase an additional share of common stock during the three year period ending December 20, 2005 at a price of $9.60 per share. As a result of the 5% stock dividend discussed above, there are currently 266,909 warrants outstanding to purchase the Company's common stock at a price of $9.14 per share. 1st Colonial raised net proceeds of $1.93 million in the offering. These proceeds are being used to fund, among other things, the continued growth of the Bank, including the establishment of additional branches.

     The Bank's main office is located at 1040 Haddon Avenue, Collingswood, New Jersey. On January 16, 2003, the Bank opened a branch office at 321 Broadway, Westville, New Jersey.

     At March 31, 2003, the Bank had 20 full-time and 3 part-time employees.

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

     See note 4 to the financial statements in Item 1 above for a description of the Bank's policies with respect to the allowance for loan losses.

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

     The realizability of deferred tax assets is dependent upon various factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, management determined that it is more likely than not that the Bank will realize the benefits of these deferred tax assets.

FINANCIAL CONDITION

     The Company's assets totaled $100.6 million at March 31, 2003, as compared to $98.3 million at December 31, 2002, an increase of $2.3 million or 2.3%. This increase was caused principally by an increase in the Bank's deposits of $2.8 million offset by a $610,000 reduction in short-term borrowings. The Bank's assets at March 31, 2003, consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $13.5 million, investment securities, which totaled $29.4 million and loans, including loans available for sale, which totaled $56.2 million. The Bank's premises and equipment totaled $940,000 at March 31, 2003, consisting primarily of leasehold improvements at the Collingswood branch and land and improvements for the Westville branch. The Bank's assets at December 31, 2002 consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $12.2 million, investment securities which totaled $31.2 million, and loans which totaled $53.7 million.

     During the first three months of 2003, the Bank continued to concentrate its efforts in building its loan portfolio.
Total loans, including loans available for sale, increased during such period by $2.5 million, or 4.7%. Deposits totaled $85.7 million at March 31, 2003, as compared to $82.9 million at December 31, 2002, an increase of $2.8 million or 3.4%. This is attributable to the opening of the Bank's new Westville branch in January 2003. Non-interest bearing demand deposits totaled $18.4 million and interest-bearing demand deposits totaled $26.1 million at March 31, 2003, as compared to $16.6 million and $29.8 million, respectively, at December 31, 2002. This decrease in demand deposits was the result of funds shifting into savings deposits, including money market deposits. Savings deposits totaled $21.2 million and certificates of deposit totaled $20.0 million at March 31, 2003, as compared to $19.7 and $16.9 million, respectively, at December 31, 2002.

RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 2003 was $114,000 as compared to $109,000 for the three months ended March 31, 2002. Interest income increased by $229,000 to $1.2 million, primarily due to a $23.0 million increase in average earning assets, including the growth in the Bank's loan portfolio discussed above. Interest and fees on loans for the quarter increased by $219,000 for the three months ended March 31, 2003, due to an increase in average loans and loans available for sale outstanding of $16.2 million or 41.1% from the prior period. Interest on federal funds sold decreased by $43,000 due to a decrease of $8.0 million in average balances
and lower yields caused by market rate declines.   Interest and
dividends on investments increased by $53,000 for the period due to an increase of $14.8 million in average outstanding balances. The increase was moderated by an overall decline in market interest rates. Total interest expense increased $70,000 from the prior period due principally to an $18.6 million increase in average interest bearing liabilities. The increase in interest expense was ameliorated by the lower rates paid on deposit accounts. The Bank's net interest margin was 3.76% for the quarter ended March 31, 2003 as compared to 4.09% during the quarter ended March 31, 2002. The growth in the loan portfolio from the quarter ended March 31, 2002 to the quarter ended March 31, 2003 was slower than the growth from the same period in 2001 to that period in 2002. As a result, the provision for loan losses decreased to $60,000 for the three months ended March 31, 2003 compared to $100,000 for the prior period. Non-interest income, primarily service charges on deposit accounts, other fees and gains on sale of mortgages and investments held for sale, increased $31,000 to $61,000 for the quarter ended
March 31, 2003 principally due to increases in service charges on deposit accounts of $18,000 and an increase of $7,000 in gains on sale of mortgages held for sale. Non-interest expense increased to $657,000 for the three months ended March 31, 2003 compared to $436,000 for the prior period. Most of this increase related to growth-related increases in salary and benefits, occupancy and equipment expense, data processing costs and postage and courier fees. The Bank recorded additional expenses of approximately $62,000 related to the new Westville office. The Bank recorded income tax expense for the three months ended March 31, 2003 of $77,000 compared to $73,000 in the prior period. The increase in income tax expense is due to higher pre-tax book income for the three-months ended March 31, 2003 versus the prior period. The effective rate for the three-months ended March 31, 2003 and 2002 was 40.3% and 40.1%, respectively.

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

     At March 31, 2003, cash, securities classified as available for sale, and federal funds sold were 41.4% of total assets. Asset liquidity is also provided by managing loans and the maturity of investment securities. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

     Net cash used by operating activities for the three months ended March 31, 2003 was $526,000 as compared to cash provided by operating activities of $286,000 in the prior period. The change relates primarily to the change in the level of mortgage loans held for sale. Net cash used in investing activities was $286,000 compared to $632,000 in the prior period. The net change was due to proceeds from maturing and called investments being reinvested in securities and being used to fund loan growth. Funds provided by financing activities were $2.2 million for the period ended March 31, 2003 compared to funds used by financing activities of $7.5 million for the prior period. The primary reason was an anticipated decline in deposit balances that built up during the quarter ended December 31, 2001 compared to growth in deposits in the current period.

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

     The Bank manages capital ratios to exceed regulatory minimums. The Bank's Tier 1 Risk-Based Capital Ratio was 15.0% at March 31, 2003. The Bank's Total Risk-Based Capital Ratio was 16.0% at March 31, 2003. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At March 31, 2003, the Bank's Leverage Ratio was 9.5%, which exceeded the required minimum leverage ratio of 8.00%. Management anticipates these ratios to decline as capital is leveraged in support of deposit and asset growth. Therefore the 8.0% leverage ratio requirement (which will reduce to 4.0% on June 30, 2003) may limit the Bank's ability to establish or acquire additional branches, to accept new deposits, to make new loans, and to otherwise grow its assets.

     The following table shows the Bank's regulatory capital ratios and shareholders' equity to total assets as of March 31, 2003:

                                              March 31, 2003
                                           Regulatory   Actual
                                             Minimum    Ratio

Tier 1 risk-based capital ratio                4.0%      15.0%
Total risk-based capital ratio                 8.0%      16.0%
Tier 1 leverage ratio                          8.0%       9.5%
Shareholders' equity to total assets           None       9.2%

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





                    PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Number    Title

  3.1 Articles of Incorporation of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to 1st Colonial Bancorp, Inc.'s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission)

  3.2 Bylaws of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to 1st Colonial Bancorp, Inc.'s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission)

  4.1 Form of certificate evidencing shares of 1st Colonial Bancorp, Inc. 1st Colonial Bancorp, Inc.'s Common Stock (Incorporated by reference to Exhibit 4.1 to 1st Colonial Bancorp, Inc.'s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission)

 99.1     Certification of the Chief Executive Officer of the
          Registrant pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002

 99.2     Certification of the Chief Financial Officer of the
          Registrant pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002

  (b)     Reports on Form 8-K

          None



                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1ST COLONIAL BANCORP, INC.


Date:  May 12, 2003           /s/  Gerard M. Banmiller
                              ----------------------------
                              Gerard M. Banmiller
                              President and
                              Chief Executive Officer

Date:  May 12, 2003           /s/  Robert C. Faix
                              ---------------------------
                              Robert C. Faix
                              Senior Vice President and
                              Chief Financial Officer



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

Date  May  12, 2003


                             /s/  Gerard M. Banmiller
                             ----------------------------
                             Gerald M. Banmiller
                             President and
                             Chief Executive Officer



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

Date  May 12, 2003


                            /s/  Robert C. Faix
                            ----------------------------
                            Robert C. Faix
                            Senior Vice President and
                            Chief Financial Officer