Form 10QSB
period 2003-06-30
1ST COLONIAL BANCORP INC
filed 2003-08-14
CIK 1168230

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

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

                                    Number of Shares Outstanding
         Class                          as of August 12, 2003

Common Stock, without par value               1,343,790



                       INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                              PAGE

  Item 1.  Financial Statements

           Consolidated Statements of Financial Condition
           June 30, 2003 (Unaudited) and
           December 31, 2002                                  4

           Consolidated Statements of Income and
           Comprehensive Income (Unaudited) - For the
           Three and Six Months Ended June 30, 2003
           and 2002                                           6

           Consolidated Statements of Cash Flows -
           (Unaudited) For the Six Months Ended
           June 30, 2003 and 2002                             8

           Notes to Financial Statements                     10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     18

  Item 3.  Controls and Procedures                           26


PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of
           Security Holders                                  27

  Item 6.  Exhibits and Reports on Form 8-K                  28

  Signatures                                                 30



                 PART 1 - FINANCIAL INFORMATION
            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

                                                   June 30,     December 31,
                                                     2003            2002
                                                 -------------   ------------
                                                   (unaudited)
Assets:
Cash and due from banks                             $  5,229       $ 6,156
Federal funds sold                                    10,413         6,005
Investments held to maturity                           5,091         1,220
Securities available for sale (amortized
  cost of $26,856 at June 30, 2003 and
  $29,776 at December 31, 2002)                       27,037        29,934
Mortgages loans available for sale                       963            63
Loans                                                 58,478        54,198
  Less: Allowance for loan losses                       (695)         (576)
                                                     -------       -------
  Net loans                                           57,783        53,622
Bank premises and equipment, net                         961           763
Accrued interest receivable                              351           341
Deferred tax assets                                      174           181
Other assets                                             123            35
                                                     -------       -------
Total Assets                                        $108,125       $98,320
                                                     =======       =======
Liabilities:
Demand deposits                                     $ 52,754      $ 46,371
Savings deposits                                      23,117        19,671
Other time deposits                                   19,606        16,906
                                                     -------       -------
  Total deposits                                      95,477        82,948

Short-term borrowings                                  3,073         6,033
Accrued interest payable                                  12            10
Taxes payable                                             28            51
Other liabilities                                        101            76
                                                     -------       -------
Total liabilities                                   $ 98,691      $ 89,118
                                                     =======       =======
Shareholders' equity:
Common Stock (no par value)
    Authorized: 5,000,000 shares, issued
    and outstanding: 1,343,790 shares at
    June 30, 2003 and 1,343,580 shares
    at December 31, 2002
  Additional paid in capital                           9,208         8,935
  Retained earnings                                      111           166
  Accumulated other comprehensive income, net            115           101
                                                     -------       -------
      Total shareholders' equity                       9,434         9,202
                                                     -------       -------
      Total liabilities & shareholders' equity      $108,125      $ 98,320
                                                     =======       =======

The accompanying notes are an integral part of these statements.



            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands, except per share data)


                                                     Three months ended    Six months ended
                                                           June 30,           June 30,
                                                     ------------------   -----------------
                                                      2003        2002      2003      2002
                                                     -----       ------   -------   -------
Interest income:
Interest and fees on loans                          $  921       $ 789    $1,820    $1,469
Interest on federal funds sold                          32          27        45        83
Interest and dividends on investments:
  Taxable                                              207         169       452       364
  Nontaxable                                            10           2        15         4
                                                     -----       -----    ------    ------
    Total interest income                            1,170         987     2,332     1,920
                                                     -----       -----    ------    ------

Interest expense:
Interest on demand deposits                            133          99       253       153
Interest on savings deposits                            38          41        81       120
Interest on time deposits                              142          77       282       166
Interest on short-term borrowings                       12          22        24        45
                                                     -----       -----    ------    ------
    Total interest expense                             325         239       640       484
                                                     -----       -----    ------    ------
Net interest income                                    845         748     1,692     1,436
Provision for loan losses                               60          75       120       175
                                                     -----       -----    ------    ------
Net interest income after
  provision for loan losses                            785         673     1,572     1,261

Other income:
  Service charges on deposit accounts                   35          18        68        33
  Gain on sale of mortgage loans                        30          10        50        23
  Other income, service charges and fees                17           9        25        11
  Gain on sale of investments                            -           1         -         1
                                                     -----       -----    ------    ------
    Total other income                                  82          38       143        68

Other expenses:
  Salaries, wages and employee benefits                291         178       570       369
  Occupancy and equipment expenses                      78          49       160        93
  Advertising expense                                   44          18        78        25
  Data processing expense                               69          42       131        83
  Organization expenses                                  -           3         -         3
  Other Operating Expenses                             199         182       399       335
                                                     -----       -----    ------    ------
    Total other expenses                               681         472     1,338       908

Income before income taxes                             186         239       377       421
Income tax expense                                      75          96       152       169
                                                     -----       -----    ------    ------
Net income                                           $ 111       $ 143    $  225    $  252
                                                     -----       -----    ------    ------
Other comprehensive income                              53          61        14       (12)
                                                     -----       -----    ------    ------
    Total comprehensive income                       $ 164       $ 204   $  239    $  240
                                                     =====       =====    ======    ======

Net income per share information:
  Basic earnings per share                           $0.08       $0.13     $0.17     $0.23
  Diluted earnings per share                         $0.08       $0.13     $0.17     $0.23

The accompanying notes are an integral part of these statements.



            1st COLONIAL BANCORP, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

                                                    For the Six Months Ended
                                                            June 30,
                                                    -------------------------
                                                       2003            2002
                                                    ---------       ---------

  Net income                                        $    225        $    252
Adjustments to reconcile net income to net
  cash used/(provided) by operating activities:
  Depreciation and amortization                           52              42
  Amortization of premium (discount)on securities, net    90               9
  Amortization of deferred loan fees/cost, net            23              14
  Gain on sale of mortgage loans available for sale      (50)            (23)
  Gain on sale of securities                               -              (1)
  Provision for loan losses                              120             175
  Cash disbursed for mortgage banking activities     (11,327)         (4,283)
  Cash received for mortgage banking activities       10,477           4,486
  (Increase)decrease in accrued interest receivable      (10)             14
  (Increase)decrease in deferred tax asset               ( 2)             18
  Increase in other assets                               (88)            ( 5)
  Increase(decrease)in accrued interest payable            2             (19)
  Decrease in income taxes payable                       (23)            (15)
  Increase(decrease)in other liabilities                  25             (13)
                                                    --------         -------
  Total Adjustments                                     (711)            399
                                                    ---------        --------
Net cash (used)/provided by operating activities        (486)            651

Cash flows used in investing activities:
  Proceeds from maturity and sale of securities
    available-for-sale                                21,801           7,992
  Proceeds from maturity of securities held
    to maturity                                           95             931
  Purchases of securities available-for-sale         (21,259)         (3,000)
  Purchases of securities held to maturity            (3,966)           ( 95)
  Repayment of principal of securities
    available-for-sale                                 2,288             417
  Increase in loans receivable, net                   (4,304)        (11,082)
  Capital expenditures                                  (250)            (49)
                                                     --------        --------
Net cash used in investing activities                 (5,595)         (4,886)

Cash flows provided/(used) in financing activities:
  Net increase(decrease) in deposits                  12,529          (6,375)
  Net (decrease)increase in short-term borrowings     (2,960)          1,574
  Exercise of warrants                                     2               -
  Expenses for issuance of common stock                   (9)              -
                                                     --------        --------
Net cash provided/(used) in financing activities        9,562         (4,801)
Net increase(decrease) in cash and cash equivalents     3,481         (9,036)
Cash and cash equivalents as of beginning of period    12,161         23,930
                                                     --------        --------
Cash and cash equivalents as of June 30,            $  15,642        $ 14,894
                                                     ========        ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                           $    638        $   503
  Income taxes                                            213            166
Noncash items:
  Change in unrealized gains for securities
   available-for-sale, net of taxes of $9 for
   2003 and $7 for 2002                                   14            ( 12)
  Transferred from retained earnings to additional
   paid in capital as a result of the 5% stock
   dividend                                              280

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

     In the opinion of management, the accompanying unaudited financial statements contain adjustments consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2003 and December 31, 2002 and the consolidated results of operations for the three and six month periods ended June 30, 2003 and 2002. The accounting policies and reporting practices of the Company are in accordance with accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

     The accompanying financial statements have been prepared in accordance with instructions for Form 10-QSB and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

     The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 3.  Earnings Per Share

     Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period. All calculations have been adjusted to account for the 5% stock dividend paid on April 15, 2003. Options and warrants to purchase 435,132 and 142,343 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

         (Dollars are in thousands, except per share data)

                                              Three months       Six months
                                                   ended            ended
                                                 June 30,         June 30,
                                              --------------   --------------
                                               2003     2002    2003     2002
                                              ------    ----   ------   -----
Numerator:
  Net Income                                  $  111   $ 143   $  225   $ 252

Denominator for basic earnings per share-
  weighted average shares                      1,344   1,076    1,344   1,076

Effect of dilutive securities(1):
  Director and employee stock options             10      15        8      12
  Warrants                                        11       0        5       0

Denominator for diluted earnings per
  share- adjusted weighted average
  shares and assumed exercised                 1,365   1,091    1,357   1,088

Basic earnings per share                      $ 0.08   $0.13   $ 0.17   $0.23
Diluted earnings per share                    $ 0.08   $0.13   $ 0.17   $0.23

(1) For the three and six months ended June 30, 2003, 92,400 warrants and 10,501 options are anti-dilutive and are not included in the above calculations.


     Of the following warrants and options, those that were issued prior to June 30, 2002 were issued by the Bank with respect to Bank common stock. Pursuant to the Agreement and Plan of Reorganization and Merger dated as of March 5, 2002 among the Company, the Bank and Interim, as of June 30, 2002 these outstanding warrants and stock options became warrants and stock options to purchase the common stock of the Company.

     Warrants were issued to the Bank's underwriter in connection with its initial public offering of common stock in June 2000. Total warrants outstanding at June 30, 2003 entitled the holders to purchase 92,400 shares of common stock at a purchase price of $10.04 per share. These warrants are exercisable until June 29, 2006.

     On June 29, 2000, the Bank issued stock options to the Bank's employees entitling them to purchase a total of 16,403 shares of Bank common stock. These options will vest and become exercisable in five equal annual installments commencing on the first anniversary of the date of grant and continuing on each successive anniversary of such date. These options are exercisable at $6.93 per share for a period of ten years after the grant date. At June 30, 2003, all of these options were still outstanding.

     On June 29, 2000, the Bank also issued stock options to the Bank's directors entitling them to purchase a total of 4,981 shares of Bank common stock. These options are exercisable at $6.93 per share for a period of ten years after the date of the grant. These options have fully vested. Of these options, at June 30, 2003, options to purchase 4,395 shares of the Company's common stock were still outstanding.

     In April 2001, options to purchase a total of 6,930 shares of Bank common stock were granted to the Bank's directors at an exercise price of $8.66 per share. These options are fully vested and expire ten years from the date of the grant. Of these options, as of June 30, 2003, options to purchase 6,069 shares of the Company's common stock were still outstanding.

     In June 2001, options to purchase a total of 4,109 shares of Bank common stock were granted to certain Bank employees at an exercise price of $8.66 per share, of which 20% become vested on each anniversary of the grant date. These options expire ten years from the date of the grant. At June 30, 2003, all of these options were still outstanding.

     On February 20, 2002, options to purchase a total of 10,501 shares of common stock were granted to certain Bank employees at an exercise price of $9.76 per share, of which 20% become vested on each anniversary of the grant date. These options expire ten years from the date of the grant. At June 30, 2003, all of these options were still outstanding.

     On June 12, 2002, options to purchase a total of 8,466 shares of common stock were granted to the Bank's directors at an exercise price of $9.12 per share. These options become fully vested eleven months from the date of the grant and expire ten years from the date of the grant. At June 30, 2003, all of these options were still outstanding.

     Warrants were issued to purchasers of the Company's common stock in an offering that closed on December 16, 2002. Warrants were issued for 267,119 shares of the Company's common stock at a price of $9.14 per share. All of these warrants are exercisable and expire three years from issue date. On March 25, 2003, warrants for 210 shares were exercised. At June 30, 2003, of the warrants issued on December 16, 2002, warrants for 266,909 were still outstanding.

     On January 15, 2003, options to purchase a total of 10,500 shares of common stock were granted to certain Bank employees at an exercise price of $8.21 per share, of which 20% become vested on each anniversary of the grant date. These options expire ten years from the date of the grant. At June 30, 2003, all of these options were still outstanding.

     On January 15, 2003, options to purchase a total of 7,880 shares of common stock were granted to the Bank's directors at an exercise price of $8.21 per share. These options become fully vested eleven months from the date of the grant and expire ten years from the date of the grant. At June 30, 2003, all of these options were still outstanding.

     On April 22, 2003, options to purchase a total of 7,500 shares of common stock were granted to the Bank's directors at an exercise price of $9.15 per share. These options become fully vested eleven months from the date of the grant and expire ten years from the date of the grant. At June 30, 2003, all of these options were still outstanding.

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

Note 5.  Litigation

     At June 30, 2003, the Company was neither engaged in any existing nor aware of any pending material legal proceedings. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

Note 6.  Stock Options

     At June 30, 2003, the Company has two stock-based compensation plans, which are described more fully in note 3. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                              Three Months Ended
                      ---------------------------------------------------------------------
                              June 30, 2003                         June 30, 2002
                      ---------------------------------   ---------------------------------
                                  Compensation                        Compensation
                      As reported   expense   Pro forma   As reported   expense   Pro forma
                      -----------   -------   ---------   -----------   -------   ---------

Net income            $   111          23         88            143          5        138
Basic earnings
  per share              0.08        0.01       0.07           0.13       0.00       0.13
Dilutive earnings
  per share              0.08        0.02       0.06           0.13       0.00       0.13


                                              Six Months Ended
                      ---------------------------------------------------------------------
                              June 30, 2003                         June 30, 2002
                      ---------------------------------   ---------------------------------
                                  Compensation                        Compensation
                      As reported   expense   Pro forma   As reported   expense   Pro forma
                      -----------   -------   ---------   -----------   -------   ---------

Net income            $   225          42        183            252         13        239
Basic earnings
  per share              0.17        0.03       0.14           0.23       0.01       0.22
Dilutive earnings
  per share              0.17        0.04       0.13           0.23       0.01       0.22


Note 7.  Recent Accounting Pronouncements

           Accounting for Stock-Based Compensation

           In December 2002, FASB issued SFAS No. 148,
           Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement
           No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.
           Adoption of SFAS No. 148 did not impact the Bank's earnings, financial condition, or equity. However, the Company did modify its disclosures related to the method of accounting for stock-based employee compensation in accordance with SFAS No. 148.

           Grantor's Accounting and Disclosure Requirements for
           Guarantees

           During 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, was issued. FASB Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. Adoption of FASB Interpretation No. 45 did not have an impact on the Company's earnings, financial condition, or equity.

           Consolidation of Variable Interest Entities

           During 2002, FASB Interpretation No. 46,
           Consolidation of Variable Interest Entities, was issued. FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. Adoption of FASB Interpretation No. 46 did not have an impact on the Company's earnings, financial condition, or equity.

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

           Financial Instruments with Debt and Equity
           Characteristics

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect the adoption of this Statement to have an impact on its financial position or results of operations.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was formed in February 2002 and had no material assets until its acquisition of the Bank on June 30, 2002. See
Note 1 to the Financial Statements for a description of this acquisition and the related transactions. Therefore, prior to June 30, 2002 it had no results of operations. Further, as of this filing, the only material asset of the Company is the common stock of the Bank. Accordingly, the following discussion and analysis relates to the financial condition and results of operations of the Bank, and should be read in conjunction with the financial statements and related notes appearing on the preceding pages as well as in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed with Securities and Exchange Commission. Unaudited results of operations for the three and six months ended June 30, 2003 are compared to the unaudited results of operations for the comparable periods ended June 30, 2002. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be attained for any other period.

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

     On December 20, 2002, the Company completed its public offering of units of common stock and warrants. In the offering, the Company sold 254,399 units at an offering price of $8.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase an additional share of common stock during the three year period ending December 20, 2005 at a price of $9.60 per share. As a result of the 5% stock dividend discussed above, there are currently warrants outstanding to purchase 266,909 shares of the Company's common stock at a price of $9.14 per share. 1st Colonial raised net proceeds of $1.93 million in the offering. These proceeds are being used to fund, among other things, the continued growth of the Bank, including the establishment of additional branches.

     The Bank's main office is located at 1040 Haddon Avenue, Collingswood, New Jersey. On January 16, 2003, the Bank opened a branch office at 321 Broadway, Westville, New Jersey.

     At June 30, 2003, the Bank had 20 full-time and 3 part-time employees.

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

FINANCIAL CONDITION

     The Company's assets totaled $108.1 million at June 30, 2003, as compared to $98.3 million at December 31, 2002, an increase of $9.8 million or 10.0%. This increase was caused principally by an increase in the Bank's deposits of $12.5 million offset by a $3.0 million reduction in short-term borrowings. The Bank's assets at June 30, 2003, consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $15.6 million, investment securities, which totaled $32.1 million and loans, including loans available for sale, which totaled $59.4 million. The Bank's premises and equipment totaled $961,000 at June 30, 2003, consisting primarily of leasehold improvements at the Collingswood branch and land and improvements for the Westville branch. The Bank's assets at December 31, 2002 consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $12.2 million, investment securities which totaled $31.2 million, and loans which totaled $54.3 million.

     During the first six months of 2003, the Bank continued to concentrate its efforts in building its loan portfolio. While the growth slowed during the second quarter, total loans, including loans available for sale, increased during such period by $5.2 million, or 9.6%. Deposits totaled $95.5 million at June 30, 2003, as compared to $82.9 million at December 31, 2002, an increase of $12.5 million or 15.1%. This is attributable to the opening of the Bank's new Westville branch in January 2003, increased municipal deposits and a $3.1 million increase in a attorney's trust account. Non-interest bearing demand deposits totaled $20.3 million and interest-bearing demand deposits totaled $32.5 million at June 30, 2003, as compared to $16.6 million and $29.8 million, respectively, at December 31, 2002. This increase in demand deposits was the result of the growth mentioned above. Savings deposits totaled $23.1 million and certificates of deposit totaled $19.6 million at June 30, 2003, as compared to $19.7 and $16.9 million, respectively, at December 31, 2002.

RESULTS OF OPERATIONS

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Net income for the three months ended
June 30, 2003 was $111,000 as compared to $143,000 for the three months ended June 30, 2002. This decrease was largely due to a $209,000 increase in non-interest expenses discussed below, which was only partially offset by increases in net interest income and other income.

     Interest income increased by $183,000 to $1.2 million, primarily due to a $30.9 million increase in average earning assets, including the growth in the Bank's loan portfolio discussed above. Interest and fees on loans for the quarter increased by $132,000 for the three months ended June 30, 2003, due to an increase in average loans and loans available for sale outstanding of $11.0 million or 23.8% from the prior period. Interest on federal funds sold increased by $5,000 due to an increase of $3.8 million in average balances. Interest and dividends on investments increased by $46,000 for the period due to an increase of $16.2 million in average outstanding balances. The increase was moderated by an overall decline in market interest rates.

     Total interest expense increased $86,000 from the prior period due principally to a $28.0 million increase in average interest bearing liabilities. The increase in interest expense was ameliorated by the lower rates paid on deposit accounts. The Bank's net interest margin was 3.45% for the quarter ended June 30, 2003 as compared to 4.46% during the quarter ended June 30, 2002.

     The growth in the loan portfolio from the quarter ended June 30, 2002 to the quarter ended June 30, 2003 was slower than the growth from the same period in 2001 to that period in 2002. As a result, the provision for loan losses decreased to $60,000 for the three months ended June 30, 2003 compared to $75,000 for the prior period.

     Non-interest income, primarily service charges on deposit accounts, other fees and gains on sale of mortgages and investments held for sale, increased $44,000 to $82,000 for the quarter ended June 30, 2003 principally due to increases in service charges on deposit accounts of $17,000 and an increase of $20,000 in gains on sale of mortgages held for sale.

     Non-interest expense increased to $681,000 for the three months ended June 30, 2003 compared to $472,000 for the prior period. Most of this increase related to growth-related increases in salary and benefits, occupancy and equipment expense, data processing costs and postage and courier fees. The Bank recorded additional expenses of approximately $61,000 related to the new Westville office.

     The Bank recorded income tax expense for the three months ended June 30, 2003 of $75,000 compared to $96,000 in the prior period. The decrease in income tax expense is due to lower pre-tax book income for the three-months ended June 30, 2003 versus the prior period. The effective rate for the three-months ended June 30, 2003 and 2002 was 40.3% and 40.1%, respectively.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Net income for the six months ended June 30, 2003 was $225,000 as compared to $252,000 for the six months ended June 30, 2002. This decreased was largely due to a $430,000 increase in non-interest expenses described below, which was only partially offset by increases in net interest income and other income.

     Interest income increased by $412,000 to $2.3 million, primarily due to a $27.0 million increase in average earning assets. Interest and fees on loans increased by $351,000 for the six months ended June 30, 2003, due to an increase in average loans and loans available for sale outstanding of $13.6 million or 31.7% from the prior period. Interest on federal funds sold decreased by $38,000 due to a decrease of $2.1 million in average balances and lower yields caused by market
rate declines.   Interest and dividends on investments increased
by $99,000 for the period due to an increase of $15.5 million in average outstanding balances. The increase was moderated by an overall decline in market interest rates.

     Total interest expense increased $156,000 from the prior period, due principally to a $23.3 million increase in average interest bearing liabilities. The increase in interest expense was ameliorated by the lower rates paid on deposit accounts. The Bank's net interest margin was 3.61% for the six months ended June 30, 2003 as compared to 4.27% during the six months ended June 30, 2002.

     The growth in the loan portfolio from the six months ended June 30, 2002 to the six months ended June 30, 2003 was slower than the growth from the same period in 2001 to that period in 2002. As a result, the provision for loan losses decreased to $120,000 for the six months ended June 30, 2003 compared to $175,000 for the prior period.

     Non-interest income, primarily service charges on deposit accounts, other fees and gains on sale of mortgages and investments held for sale, increased $75,000 to $143,000 for the six months ended June 30, 2003, principally due to increases in service charges on deposit accounts of $35,000 and an increase of $27,000 in its gain on sale of mortgages held for sale.

     Non-interest expense increased to $1.3 million for the six months ended June 30, 2003 compared to $908,000 for the prior period. Most of this increase related to growth-related increases in salary and benefits, occupancy and equipment expense, data processing costs and postage and courier fees. The Bank recorded additional expenses of approximately $123,000 related to the new Westville office.

     The Bank recorded income tax expense for the six months ended June 30, 2003 of $152,000 compared to $169,000 in the prior period. The decrease in income tax expense is due to lower pre-tax book income for the six-months ended June 30, 2003 versus the prior period. The effective rate for the six-months ended June 30, 2003 and 2002 was 40.3% and 40.1%, respectively.

LIQUIDITY

     Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through deposits and borrowings. Liquid assets include cash, federal funds sold, securities classified as available for sale, and loans maturing within one year. As a result of the Bank's management of liquid assets, and the ability to generate liquidity through deposits and short-term customer repos, management believes that the Bank maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs. In addition, the Bank maintains a $1.8 million secured line of credit and a $2.0 million unsecured line of credit with certain commercial banks. As of June 30, 2003 there were no outstanding balances on these lines of credit.

     At June 30, 2003, cash, securities classified as available for sale, and federal funds sold were 39.5% of total assets. Asset liquidity is also provided by managing loans and the maturity of investment securities. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

     Net cash used by operating activities for the six months ended June 30, 2003 was $486,000 as compared to cash provided by operating activities of $651,000 in the prior period. The change relates primarily to the change in the level of mortgage loans held for sale. Net cash used in investing activities was $5.6 million compared to $4.9 million in the prior period. The net change was due to proceeds from maturing and called investments being reinvested in securities and being used to fund loan growth. Funds provided by financing activities were $9.6 million for the period ended June 30, 2003 compared to funds used by financing activities of $4.8 million for the prior period. The primary reason was an anticipated decline in 2002 in deposit balances that had built up during the quarter ended December 31, 2001 compared to growth in deposits in the current period. The deposit growth was somewhat offset by a decline in short-term borrowings.

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

     The Bank manages capital ratios to exceed regulatory minimums. The Bank's Tier 1 Risk-Based Capital Ratio was 14.4% at June 30, 2003. The Bank's Total Risk-Based Capital Ratio was 15.5% at June 30, 2003. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At June 30, 2003, the Bank's Leverage Ratio was 9.0%, which exceeded the required minimum leverage ratio of 8.00%. Management anticipates these ratios to decline as capital is leveraged in support of deposit and asset growth. As a new bank, the Bank was required to maintain a minimum leverage ratio of 8.0% for the first three years of operation. As of July 1, 2003, this restriction was lifted. The Bank's required leverage ratio is currently 4.0%.

     The following table shows the Bank's regulatory capital ratios and shareholders' equity to total assets as of June 30, 2003:

                                              June 30, 2003
                                           Regulatory   Actual
                                             Minimum    Ratio

Tier 1 risk-based capital ratio                4.0%      14.4%
Total risk-based capital ratio                 8.0%      15.5%
Tier 1 leverage ratio                          8.0%       9.0%
Shareholders' equity to total assets           None       8.7%

Item 3.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of 1st Colonial Bancorp's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of 1st Colonial Bancorp's disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, 1st Colonial Bancorp's principal executive officer and principal financial officer concluded that 1st Colonial's disclosure controls and procedures were effective as of June 30, 2003.

     (b) Changes in Internal Controls. There has been no change in 1st Colonial Bancorp's internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, 1st Colonial Bancorp's internal control over financial reporting.

                    PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

1st Colonial Bancorp, Inc.'s annual meeting of the shareholders was held on April 22, 2003. The results of the items voted on are listed below.


Issue              Description                    For      Withhold
-----  --------------------------------------   -------    --------
1.     Election of Directors for a
       three-year term

       Gerald J. DeFelicis                      938,592     5,938
       John J. Donnelly, IV                     941,092     3,438
       Eduardo F. Enriquez                      940,892     3,638

Issue              Description                    For       Against   Abstain
-----  --------------------------------------   -------    --------  --------

2.     Proposal to approve the 1st Colonial     672,637     4,637      2,950
       Bancorp, Inc. Employee Stock Option
       Plan

Issue              Description                    For       Against   Abstain
-----  --------------------------------------   -------    --------  --------

3.     Proposal to approve the 1st Colonial     662,808     12,190     5,226
       Bancorp, Inc. Stock Option Plan for
       Non-Employee Directors

Issue              Description                    For       Against   Abstain
-----  --------------------------------------   -------    --------  --------

4.     Proposal to amend the Articles of        658,297     19,977     1,950
       Incorporation of 1st Colonial
       Bancorp, Inc. to authorize 1,000,000
       shares of preferred stock

As the results of Issue 1 above indicate, Messrs. DeFelicis, Donnelly and Enriquez were elected as directors of 1st Colonial Bancorp at the 2003 annual meeting. The other directors whose terms of office as directors continued after the meeting were Gerard M. Banmiller, Thomas A. Clark, III, Letitia G. Colombi, Stanley H. Molotsky and Linda M. Rohrer.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Number    Title
------    -----

  3.1     Amended and Restated Articles of Incorporation of 1st
          Colonial Bancorp, Inc.

  3.2 Bylaws of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to 1st Colonial Bancorp, Inc.'s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission)

  4.1 Form of certificate evidencing shares of 1st Colonial Bancorp, Inc. 1st Colonial Bancorp, Inc.'s Common Stock (Incorporated by reference to Exhibit 4.1 to 1st Colonial Bancorp, Inc.'s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission)

10.9 1st Colonial Bancorp, Inc. Employee Stock Option Plan

 10.10    1st Colonial Bancorp, Inc. Stock Option Plan for Non-
          Employee Directors

 31.1     Certification of the Chief Executive Officer of the
          Small Business Issuer pursuant to Rule 13a-14(a) or
          Rule 15d-14(a).

 31.2     Certification of the Chief Financial Officer of the
          Small Business Issuer pursuant to Rule 13a-14(a) or
          Rule 15d-14(a).

 32.1     Certification of the Chief Executive Officer of the
          Small Business Issuer pursuant to 18 U.S.C. Section
          1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2     Certification of the Chief Financial Officer of the
          Small Business Issuer pursuant to 18 U.S.C. Section
          1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by 1st Colonial
          Bancorp during the quarter ended June 30, 2003.



                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1ST COLONIAL BANCORP, INC.


Date:  August 13, 2003        /s/  Gerard M. Banmiller
                              ----------------------------
                              Gerard M. Banmiller
                              President and
                              Chief Executive Officer

Date:  August 13, 2003        /s/  Robert C. Faix
                              ---------------------------
                              Robert C. Faix
                              Senior Vice President and
                              Chief Financial Officer