Form 10QSB
period 2003-09-30
1ST COLONIAL BANCORP INC
filed 2003-11-14
CIK 1168230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-84114

1st Colonial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	01-0715542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 Haddon Avenue Collingswood, NJ	08108
(Address of Principal Executive Offices)	(Zip Code)

(856) 858-1100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒          No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of November 10, 2003

Common Stock, without par value	1,345,733

PART 1 - FINANCIAL INFORMATION
1st COLONIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets:
Cash and due from banks	$5,679	$6,156
Federal funds sold	4,963	6,005
Investments held to maturity	5,675	1,220
Securities available for sale (amortized cost of $30,870 at September 30, 2003 and $29,776 at December 31, 2002)	30,768	29,934
Mortgage loans available for sale	506	63
Loans	63,696	54,198
Less: Allowance for loan losses	(750)	(576)

Net loans	62,946	53,622
Bank premises and equipment, net	960	763
Accrued interest receivable	419	341
Deferred tax assets	284	181
Other assets	176	35

Total Assets	$112,376	$98,320

Liabilities:
Demand deposits	$57,486	$46,371
Savings deposits	19,753	19,671
Other time deposits	21,093	16,906

Total deposits	98,332	82,948

Short-term borrowings	4,495	6,033
Accrued interest payable	7	10
Taxes payable	40	51
Other liabilities	103	76

Total liabilities	$102,977	$89,118

Shareholders’ equity:
Common Stock (no par value) Authorized: 5,000,000 shares, issued and outstanding: 1,344,315 shares at September 30, 2003 and 1,343,580 shares at December 31, 2002
Additional paid in capital	9,212	8,935
Retained earnings	248	166
Accumulated other comprehensive income(loss), net	(61)	101

Total shareholders’ equity	9,399	9,202

Total liabilities & shareholders’ equity	$112,376	$98,320

The accompanying notes are an integral part of these statements.

1st COLONIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$960	$887	$2,780	$2,356
Interest on federal funds sold	23	46	68	129
Interest and dividends on investments:
Taxable	204	134	656	498
Nontaxable	15	3	30	7
Total interest income	1,202	1,070	3,534	2,990

Interest expense:
Interest on demand deposits	130	126	383	279
Interest on savings deposits	27	53	108	173
Interest on time deposits	128	122	410	288
Interest on short-term borrowings	11	20	35	65
Total interest expense	296	321	936	805

Net interest income	906	749	2,598	2,185
Provision for loan losses	60	55	180	230

Net interest income after provision for loan losses	846	694	2,418	1,955

Other income:
Service charges on deposit accounts	37	21	105	54
Fees earned on sale of mortgage loans	41	13	91	36
Other income, service charges and fees	13	7	38	18
Gain on sale of investments	—	23	—	24
Total other income	91	64	234	132

Other expenses:
Salaries, wages and employee benefits	300	227	870	596
Occupancy and equipment expenses	89	57	249	150
Advertising expense	40	23	118	48
Data processing expense	74	52	205	135
Organization expenses	—	6	—	9
Other Operating Expenses	206	190	605	525
Total other expenses	709	555	2,047	1,463

Income before income taxes	228	203	605	624
Income tax expense	92	80	244	249
Net income	$136	$123	$361	$375
Other comprehensive loss	(172)	(33)	(162)	(45)
Total comprehensive income (loss)	$(36)	$90	$199	$330

Net income per share information:
Basic earnings per share	$0.10	$0.11	$0.27	$0.35
Diluted earnings per share	$0.10	$0.11	$0.27	$0.35

The accompanying notes are an integral part of these statements.

1st COLONIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2003	2002

Net income	$361	$375
Adjustments to reconcile net income to net cash used/(provided) by operating activities:
Depreciation and amortization	83	66
Amortization of premium (discount)on securities, net	143	8
Amortization of deferred loan fees/cost, net	23	22
Fees on sale of mortgage loans available for sale	(91)	(36)
Gain on sale of securities	—	(24)
Provision for loan losses	180	230
Cash disbursed for mortgage banking activities	(19,639)	(8,338)
Cash received for mortgage banking activities	19,287	7,898
(Increase)decrease in accrued interest receivable	(78)	19
(Increase)decrease in deferred tax asset	(5)	15
Increase in other assets	(141)	(74)
Decrease in accrued interest payable	(3)	(24)
Decrease in income taxes payable	(11)	(84)
Increase(decrease)in other liabilities	27	(1)
Total Adjustments	(225)	(323)
Net cash provided by operating activities	136	52

Cash flows used in investing activities:
Proceeds from maturity and sale of securities available-for-sale	24,001	16,419
Proceeds from maturity of securities held to maturity	613	931
Purchases of securities available-for-sale	(29,278)	(15,540)
Purchases of securities held to maturity	(5,068)	(614)
Repayment of principal of securities available-for-sale	4,040	614
Increase in loans receivable, net	(9,527)	(15,742)
Capital expenditures	(280)	(255)
Net cash used in investing activities	(15,499)	(14,187)

Cash flows provided/(used) in financing activities:
Net increase in deposits	15,384	112
Net decrease in short-term borrowings	(1,538)	(676)
Issuance of common stock	—	3
Exercise of warrants	7	—
Expenses for issuance of common stock	(9)	—
Net cash provided/(used) in financing activities	13,844	(561)
Net decrease in cash and cash equivalents	(1,519)	(14,696)
Cash and cash equivalents as of beginning of period	12,161	23,930
Cash and cash equivalents as of September 30,	$10,642	$9,234

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$933	$829
Income taxes	258	346
Noncash items:
Change in unrealized gains for securities available-for-sale, net of taxes of ($98) for 2003 and $38 for 2002	(162)	(45)
Transferred from retained earnings to additional paid in capital as a result of the 5% stock dividend	279

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

Note 1.       General

1st Colonial Bancorp, Inc. (the “Company”) was formed on February 26, 2002 pursuant to the filing of Articles of Incorporation with the Commonwealth of Pennsylvania.  Prior to June 30, 2002, the Company did not have any material assets or liabilities.  On June 30, 2002, the Company acquired 1st Colonial National Bank (the “Bank”) pursuant to the merger of the Bank with and into Interim 1st Colonial National Bank (“Interim”), a wholly-owned subsidiary of the Company.  The acquisition was part of the reorganization of the Bank from a stand-alone national bank to a bank holding company structure.  The reorganization was approved by the Office of the Comptroller of the Currency and by the Federal Reserve Bank of Philadelphia on June 6, 2002.

In the reorganization, each existing shareholder of the Bank received an equal number of shares of the Company’s common stock in exchange for his or her Bank common stock.  The shares of the Company’s common stock issued in the reorganization were registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement No. 333-84114 filed with the SEC.

The reorganization was accounted for in a manner similar to a pooling of interests.  The Bank’s business and operations were unchanged by the reorganization and merger.  All of the directors of the Company are directors of the Bank.

Note 2.       Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, 1st Colonial National Bank.  Any material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain adjustments consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and December 31, 2002 and the consolidated results of operations for the three and nine month periods ended September 30, 2003 and 2002.  The accounting policies and reporting practices of the Company are in accordance with accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

The accompanying financial statements have been prepared in accordance with instructions for Form 10-QSB and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

a.       At September 30, 2003, the Company has two stock-based compensation plans, which are described more fully in note 3.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	September 30, 2003			September 30, 2002
	As reported	Compensation expense	Pro forma	As reported	Compensation expense	Pro forma

Net income	$136	32	104	123	8	115
Basic earnings per share	0.10	0.02	0.08	0.11	—	0.11
Dilutive earnings per share	0.10	0.03	0.07	0.11	—	0.11

	Nine Months Ended
	September 30, 2003			September 30, 2002
	As reported	Compensation expense	Pro forma	As reported	Compensation expense	Pro forma

Net income	$361	102	259	375	29	346
Basic earnings per share	0.27	0.08	0.19	0.35	0.03	0.32
Dilutive earnings per share	0.27	0.08	0.19	0.35	0.03	0.32

Note 3.       Earnings Per Share

Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding.  Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period.  All calculations have been adjusted to account for the 5% stock dividend paid on April 15, 2003.  Options and warrants to purchase 434,607 and 142,343 shares of common stock were outstanding at September 30, 2003 and 2002, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

(Dollars are in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net Income	$136	$123	$361	$375

Denominator for basic earnings per share- weighted average shares	1,344	1,076	1,344	1,076

Effect of dilutive securities(1):
Director and employee stock options	10	3	7	5
Warrants	26	0	11	0

Denominator for diluted earnings per share- adjusted weighted average shares and assumed exercised	1,380	1,079	1,362	1,081

Basic earnings per share	$0.10	$0.11	$0.27	$0.35
Diluted earnings per share	$0.10	$0.11	$0.27	$0.35

(1)   For the nine months ended September 30, 2003, 92,400 warrants and 10,501 options are anti-dilutive and are not included in the above calculations.

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

Warrants were issued to the Bank’s underwriter in connection with its initial public offering of common stock in June 2000.  At September 30, 2003, these warrants entitled the holders to purchase 92,400 shares of common stock at a purchase price of $10.04 per share.  These warrants are exercisable until June 29, 2006.

On June 29, 2000, the Bank issued stock options to the Bank’s employees entitling them to purchase a total of 16,403 shares of Bank common stock.  These options will vest and become exercisable in five equal annual installments commencing on the first anniversary of the date of grant and continuing on each successive anniversary of such date.  These options are exercisable at $6.93 per share for a period of ten years after the grant date.  At September 30, 2003, all of these options were still outstanding.

On June 29, 2000, the Bank also issued stock options to the Bank’s directors entitling them to purchase a total of 4,981 shares of Bank common stock.  These options are exercisable at $6.93 per share for a period of ten years after the date of the grant.  These options have fully vested.  Of these options, at September 30, 2003, options to purchase 4,395 shares of the Company’s common stock were still outstanding.

In April 2001, options to purchase a total of 6,930 shares of Bank common stock were granted to the Bank’s directors at an exercise price of $8.66 per share.  These options are fully vested and expire ten years from the date of the grant.  Of these options, as of September 30, 2003, options to purchase 6,069 shares of the Company’s common stock were still outstanding.

In June 2001, options to purchase a total of 4,109 shares of Bank common stock were granted to certain Bank employees at an exercise price of $8.66 per share, of which 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.  At September 30, 2003, all of these options were still outstanding.

On February 20, 2002, options to purchase a total of 10,501 shares of common stock were granted to certain Bank employees at an exercise price of $9.76 per share, of which 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.  At September 30, 2003, all of these options were still outstanding.

On June 12, 2002, options to purchase a total of 8,466 shares of common stock were granted to the Bank’s directors at an exercise price of $9.12 per share.  These options are fully vested and expire ten years from the date of the grant.  At September 30, 2003, all of these options were still outstanding.

Warrants were issued to purchasers of the Company’s common stock in an offering that closed on December 16, 2002.  Warrants were issued for 267,119 shares of the Company’s common stock at a price of $9.14 per share.  All of these warrants are exercisable and expire three years from issue date.  During the nine months ended September 30, 2003, warrants for 735 shares were exercised.  At September 30, 2003, of the warrants issued on December 16, 2002, warrants for 266,384 were still outstanding.

On January 15, 2003, options to purchase a total of 10,500 shares of common stock were granted to certain Bank employees at an exercise price of $8.21 per share, of which 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.  At September 30, 2003, all of these options were still outstanding.

On January 15, 2003, options to purchase a total of 7,880 shares of common stock were granted to the Bank’s directors at an exercise price of $8.21 per share.  These options become fully vested eleven months from the date of the grant and expire ten years from the date of the grant.  At September 30, 2003, all of these options were still outstanding.

On April 22, 2003, options to purchase a total of 7,500 shares of common stock were granted to the Bank’s directors at an exercise price of $9.15 per share.  These options become fully vested eleven months from the date of the grant and expire ten years from the date of the grant.  At September 30, 2003, all of these options were still outstanding.

Note 4.       Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations.  The allowance is maintained at a level that management believes will be adequate to absorb estimated losses on existing loans based on the collectibility of the loans and prior loss experience.  Management uses significant estimates to determine the allowance for loan losses.  Management’s evaluations consider such factors as concentrations of credit risk, changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and trends that may affect the borrowers’ ability to pay, and prior loss experience within various categories of the portfolio.  All loans greater than $100,000 and all classified loans are analyzed individually.  While management believes the allowance for loan losses is currently appropriate, future additions to the allowance may be necessary based on changes in general economic conditions and/or the condition of specific borrowers.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses.  They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

In addition to management review, an external service provides a detailed loan review analysis.  In the course of a year, all new loans in excess of $100,000 and all classified loans are reviewed and rated.  In addition, other smaller loans are reviewed on a random basis.  At each quarterly review cycle, all classified loans are assigned a specific reserve allocation based on the guidelines established in the Bank’s credit policy which was approved by the Board of Directors.

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

Loans charged off will represent the Bank’s recognition of losses previously provided for in the overall allowance for loan losses through the provisions charged to operations in the respective periods.

Note 5.   Litigation

At September 30, 2003, the Company was neither engaged in any existing nor aware of any pending material legal proceedings.  From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

Note 6.   Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure- an amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 amends the disclosure requirements of  Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  Adoption of SFAS No. 148 did not impact the Bank’s earnings, financial condition, or equity.  However, the Company did modify its disclosures related to the method of accounting for stock-based employee compensation in accordance with SFAS No. 148.

Grantor’s Accounting and Disclosure Requirements for

Guarantees

During 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, was issued.  FASB Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee.  The recognition requirement is effective for guarantees issued or modified after December 31, 2002.  Adoption of FASB Interpretation No. 45 did not have an impact on the Company’s earnings, financial condition, or equity.

Consolidation of Variable Interest Entities

During 2002, FASB Interpretation No. 46, Consolidation of Variable Interest Entities, was issued.  FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  Adoption of FASB Interpretation No. 46 did not have an impact on the Company’s earnings, financial condition, or equity.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. With some exceptions, this Statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this Statement did not have an impact on the Company’s earnings, financial condition, or equity.

Financial Instruments with Debt and Equity

Characteristics

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The adoption of this Statement did not have an impact on the Company’s earnings, financial condition, or equity.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company was formed in February 2002 and had no material assets until its acquisition of the Bank on June 30, 2002.  See Note 1 to the Financial Statements for a description of this acquisition and the related transactions.  Therefore, prior to June 30, 2002 it had no results of operations. Further, as of this filing, the only material asset of the Company is the common stock of the Bank. Accordingly, the following discussion and analysis, for periods prior to the acquisition, relates to the financial condition and results of operations of the Bank, and should be read in conjunction with the financial statements and related notes appearing on the preceding pages as well as in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed with Securities and Exchange Commission.  Unaudited results of operations for the three and nine months ended September 30, 2003 are compared to the unaudited results of operations for the comparable periods ended September 30, 2002.  Such information is based upon the historical financial information available as of the dates indicated.  Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be attained for any other period.

Statements regarding the Company’s expectations as to financial results and other aspects of its business set forth in this Form 10-QSB or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.  Factors that might cause or contribute to such differences include, but are not limited to, the Bank’s ability to establish and grow additional branches, the uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

The Company is a bank holding company, and its only subsidiary is the Bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities.

The Bank’s lending products include commercial loans and lines of credit, consumer and home equity loans, and multi-family residential and non-residential real estate loans.  In order to manage its liquidity and interest rate risk, the Bank maintains an investment portfolio consisting of municipal, U.S. government and mortgage-backed securities, most of which are investment grade.  The Bank’s loan and investment portfolios are funded with deposits as well as collateralized borrowings secured by the Bank’s investment securities.  The Bank’s earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings).  In addition to net interest income, the Bank’s net income is impacted by its loan loss provision, non-interest income (mostly deposit fees and income from sale of loans held for sale) and non-interest expense (such as salaries and benefits, professional fees, occupancy cost and data processing expenses).

On December 18, 2002, the Company’s Board of Directors voted to declare a five percent stock dividend to the Company’s shareholders.  The dividend was distributed on April 15, 2003 to the holders of record of all issued and outstanding shares of Company common stock as of April 1, 2003.  The total number of shares issued pursuant to the 5% stock dividend was 64,047 shares.  The total number of shares outstanding immediately after the payment of this dividend was 1,343,790 shares.

On December 20, 2002, the Company completed its public offering of units of common stock and warrants.  In the offering, the Company sold 254,399 units at an offering price of $8.50 per unit.  Each unit consisted of one share of common stock and a warrant to purchase an additional share of common stock during the three year period ending December 20, 2005 at a price of $9.60 per share.  As a result of the 5% stock dividend discussed above, there are currently warrants outstanding to purchase 266,909 shares of the Company’s common stock at a price of $9.14 per share. 1st Colonial raised net proceeds of $1.93 million in the offering.  These proceeds were used to fund, among other things, the continued growth of the Bank, including the establishment of its Westville, New Jersey branch in January 2003.

The Bank’s main office is located at 1040 Haddon Avenue, Collingswood, New Jersey.  On January 16, 2003, the Bank opened a branch office at 321 Broadway, Westville, New Jersey.

At September 30, 2003, the Bank had 22 full-time and 3 part-time employees.

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

See note 4 to the financial statements in Item 1 above for a description of the Bank’s policies with respect to the allowance for loan losses.

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

FINANCIAL CONDITION

The Company’s assets totaled $112.4 million at September 30, 2003, as compared to $98.3 million at December 31, 2002, an increase of $14.1 million or 14.3%. This increase was caused principally by an increase in the Bank’s deposits of $15.4 million offset by a $1.5 million reduction in short-term borrowings.  The Bank’s assets at September 30, 2003, consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $10.6 million, investment securities, which totaled $36.4 million and loans, including loans available for sale, which totaled $64.2 million.  The Bank’s premises and equipment totaled $960,000 at September 30, 2003, consisting primarily of leasehold improvements at the Collingswood branch and land and improvements for the Westville branch.  The Bank’s assets at December 31, 2002 consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $12.2 million, investment securities which totaled $31.2 million, and loans which totaled $54.3 million.

During the first nine months of 2003, the Bank continued to concentrate its efforts in building its loan portfolio.  During the period, total loans, including loans available for sale, increased by $9.8 million, or 18.3%.

Deposits totaled $98.3 million at September 30, 2003, as compared to $82.9 million at December 31, 2002, an increase of $15.4 million or 18.6%.  This is attributable to the opening of the Bank’s new Westville branch in January 2003 and increased municipal deposits.  Non-interest bearing demand deposits totaled $23.1 million and interest-bearing demand deposits totaled $34.4 million at September 30, 2003, as compared to $16.6 million and $29.8 million, respectively, at December 31, 2002.  This increase in demand deposits was the result of the growth mentioned above.  Savings deposits totaled $19.8 million and certificates of deposit totaled $21.1 million at September 30, 2003, as compared to $19.7 and $16.9 million, respectively, at December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.  Net income for the three months ended September 30, 2003 was $136,000 as compared to $123,000 for the three months ended September 30, 2002.  This increase was largely due to a $157,000 increase in net interest and non-interest income discussed below, partially offset by increases in non-interest expenses.

Interest income increased by $132,000 to $1.2 million, primarily due to a $30.5 million increase in average earning assets, including the growth in the Bank’s loan portfolio discussed above.  Interest and fees on loans for the quarter increased by $73,000 for the three months ended September 30, 2003, due to an increase in average loans and loans available for sale outstanding of $11.5 million or 22.5% from the prior period.  Interest on federal funds sold decreased by $23,000 due to a decrease of $2.1 million in average balances and a decrease in the average yield.  Interest and dividends on investments increased by $82,000 for the period due to an increase of $21.2 million in average outstanding balances.  The increase was moderated by an overall decline in market interest rates.

Total interest expense decreased $25,000 from the prior period due principally to lower rates paid on deposit accounts.  The Bank’s net interest margin was 3.39% for the quarter ended September 30, 2003 as compared to 3.93% during the quarter ended September 30, 2002.

The growth in the loan portfolio from the quarter ended September 30, 2003 was slightly higher than the growth in the quarter ended September 30, 2002.  As a result, the provision for loan losses increased to $60,000 for the three months ended September 30, 2003 compared to $55,000 for the prior period.

Non-interest income, primarily service charges on deposit accounts, other fees and fees from the sale of mortgages and investments held for sale, increased $27,000 to $91,000 for the quarter ended September 30, 2003 principally due to increases in service charges on deposit accounts of $16,000, an increase of $28,000 in fees from the sale of mortgages held for sale offset by a $23,000 decrease in gains on sale of investments.

Non-interest expense increased to $709,000 for the three months ended September 30, 2003 compared to $555,000 for the prior period.  Most of this increase related to growth-related increases in salary and benefits, occupancy and equipment expense, data processing costs and postage and courier fees.  Approximately $53,000 of the Bank’s third quarter 2003 expenses were related to the new Westville office.

The Bank recorded income tax expense for the three months ended September 30, 2003 of $92,000 compared to $80,000 in the prior period.  The increase in income tax expense is due to higher pre-tax book income for the three-months ended September 30, 2003 versus the prior period.  The effective rate for the three-months ended September 30, 2003 and 2002 was 40.4% and 39.4%, respectively.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.  Net income for the nine months ended September 30, 2003 was $361,000 as compared to $375,000 for the nine months ended September 30, 2002.  This decrease was largely due to a $584,000 increase in non-interest expenses described below, which was only partially offset by increases in net interest income and other income.

Interest income increased by $544,000 to $3.5 million, primarily due to a $28.2 million increase in average earning assets.  Interest and fees on loans increased by $424,000 for the nine months ended September 30, 2003, due to an increase in average loans and loans available for sale outstanding of $12.9 million or 28.2% from the prior period.  Interest on federal funds sold decreased by $61,000 due to a decrease of $2.1 million in average balances and lower yields caused by market rate declines.   Interest and dividends on investments increased by $181,000 for the period due to an increase of $17.4 million in average outstanding balances.  The increase was moderated by an overall decline in market interest rates.

Total interest expense increased $131,000 from the prior period, due principally to a $24.0 million increase in average interest bearing liabilities.  The increase in interest expense was ameliorated by the lower rates paid on deposit accounts.  The Bank’s net interest margin was 3.52% for the nine months ended September 30, 2003 as compared to 4.15% during the nine months ended September 30, 2002.

The growth in the loan portfolio from the nine months ended September 30, 2003 was slower than the growth for the nine months ended September 30, 2002.  As a result, the provision for loan losses decreased to $180,000 for the nine months ended September 30, 2003 compared to $230,000 for the prior period.

Non-interest income, primarily service charges on deposit accounts, other fees and fees on sale of mortgages and investments held for sale, increased $102,000 to $234,000 for the nine months ended September 30, 2003, principally due to increases in service charges on deposit accounts of $51,000, an increase of $55,000 in fees earned on sale of mortgages, an increase of $20,000 in other fees offset by a decrease of $24,000 in its gain on sale of investments.

Non-interest expense increased to $2.0 million for the nine months ended September 30, 2003 compared to $1.5 million for the prior period.  Most of this increase related to growth-related increases in salary and benefits, occupancy and equipment expense, data processing costs and postage and courier fees.  Approximately $176,000 of this increase in expenses was related to the new Westville office.

The Bank recorded income tax expense for the nine months ended September 30, 2003 of $244,000 compared to $249,000 in the prior period.  The decrease in income tax expense is due to lower pre-tax book income for the nine months ended September 30, 2003 versus the prior period.  The effective rate for the nine months ended September 30, 2003 and 2002 was 40.3% and 39.9%, respectively.

OTHER COMPREHENSIVE INCOME

The Bank records all investments in accordance to SFAS No.115.  All investments held as available for sale are carried at market value with the tax effected gains or losses recorded in the equity section of the balance sheet as “Accumulated other comprehensive income(loss), net.”  Most of the Bank’s available for sale securities are fixed rate investments.  As the level of interest rates has increased in the third quarter 2003, the market value of the portfolio has declined.  Accordingly, the decline in market value has been recorded as an after tax other comprehensive loss of $172,000 and $162,000 for the three months and nine months ended September 30, 2003, respectively.  This resulted in a comprehensive loss of $36,000 and comprehensive income of $199,000 for these respective periods.

LIQUIDITY

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through deposits and borrowings.  Liquid assets include cash, federal funds sold, securities classified as available for sale, and loans maturing within one year.  As a result of the Bank’s management of liquid assets, and the ability to generate liquidity through deposits and short-term customer repos, management believes that the Bank maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers’ credit needs.  In addition, the Bank maintains a $1.8 million secured line of credit and a $4.0 million unsecured line of credit with certain commercial banks.  As of September 30, 2003, there were no outstanding balances on these lines of credit.

At September 30, 2003, cash, securities classified as available for sale, and federal funds sold were 36.8% of total assets.  Asset liquidity is also provided by managing loans and the maturity of investment securities.  To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $136,000 as compared to $52,000 in the prior period.  The change relates primarily to the higher levels of premium amortization on securities available for sale.  Net cash used in investing activities was $15.5 million compared to $14.2 million in the prior period.  The net change was due to proceeds from maturing and called investments being reinvested in securities and being used to fund loan growth.  Funds provided by financing activities were $13.8 million for the period ended September 30, 2003 compared to funds used by financing activities of $561,000 for the prior period.  The primary reason was an anticipated decline in 2002 in deposit balances that had built up during the quarter ended December 31, 2001 compared to growth in deposits in the current period.  The deposit growth was somewhat offset by a decline in short-term borrowings.

CAPITAL RESOURCES

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions, economic forces and growth and expansion activities.  The Bank seeks to maintain a capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Bank’s capital position exceeds regulatory minimums.  The primary indicators relied on by the Office of the Comptroller of the Currency and other bank regulators in measuring strength of capital position are the Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Leverage Ratio.  Tier 1 Capital consists of common and qualifying preferred stockholders equity less goodwill.  Total Capital consists of Tier 1 Capital, and a portion of the allowance for possible loan losses.  Risk-based capital ratios are calculated with reference to risk weighted assets, which consist of both on and off balance sheet risks (such as letters of credit and unused lines of credit).

The Bank manages capital ratios to exceed regulatory minimums.  The Bank’s Tier 1 Risk-Based Capital Ratio was 13.9% at September 30, 2003.  The Bank’s Total Risk-Based Capital Ratio was 15.0% at September 30, 2003.  These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00%, respectively.  The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets.  At September 30, 2003, the Bank’s Leverage Ratio was 8.5%, which exceeded the required minimum leverage ratio of 4.00%.  Management anticipates these ratios to decline as capital is leveraged in support of deposit and asset growth.  As a new bank, the Bank was required to maintain a minimum leverage ratio of 8.0% for the first three years of operation.    As of July 1, 2003, this restriction was lifted.  The Bank’s required leverage ratio is currently 4.0%.

The following table shows the Bank’s regulatory capital ratios and shareholders’ equity to total assets as of September 30, 2003:

	September 30, 2003
	Regulatory Minimum	Actual Ratio

Tier 1 risk-based capital ratio	4.0%	13.9%
Total risk-based capital ratio	8.0%	15.0%
Tier 1 leverage ratio	4.0%	8.5%
Shareholders’ equity to total assets	None	8.4%

Item 3.    Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures.  An evaluation was performed, under the supervision and with the participation of 1st Colonial Bancorp’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of 1st Colonial Bancorp’s disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, 1st Colonial Bancorp’s principal executive officer and principal financial officer concluded that 1st Colonial’s disclosure controls and procedures were effective as of September 30, 2003.

(b)        Changes in Internal Controls.  There has been no change in 1st Colonial Bancorp’s internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, 1st Colonial Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)         Exhibits

Number	Title

3.1

Articles of Incorporation of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to 1st Colonial Bancorp, Inc.’s Quarterly Report on Form 10–QSB for the Quarter ended June 30, 2003 filed with the Securities and Exchange Commission)

3.2

Bylaws of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333-84114 on Form S- 4 filed with the Securities and Exchange Commission)

4.1

Form of certificate evidencing shares of 1st Colonial Bancorp, Inc. 1st Colonial Bancorp, Inc.’s Common Stock (Incorporated by reference to Exhibit 4.1 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission)

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

A Current Report on Form 8-Km dated August 1, 2003, was filed by 1st Colonial Bancorp, Inc. on August 6, 2003 reporting matters under Items 7 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST COLONIAL BANCORP, INC.

Date: November 13, 2003	/s/ Gerard M. Banmiller
Gerard M. Banmiller President and Chief Executive Officer

Date: November 13, 2003	/s/ Robert C. Faix
Robert C. Faix Senior Vice President and Chief Financial Officer