Form 10KSB
period 2003-12-31
1ST COLONIAL BANCORP INC
filed 2004-03-23
CIK 1168230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003
                           -----------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number:  333-84114
                         ---------

                                1st Colonial Bancorp, Inc.
                           --------------------------
        Exact name of small business issuer as specified in its charter)

         United States                                     01-0715542
         -------------                                     ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

          1040 Haddon Avenue

       Collingswood, New Jersey                                08108
       ------------------------                               ------
Address of principal executive offices                      (Zip Code)

Issuer's telephone number: (856) 858-1100
                          ---------------

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

      The issuer's revenues for its most recent fiscal year were $ 5,063,000.

      The aggregate market value of issued and outstanding voting and non-voting equity securities held by non-affiliates of the issuer based upon a price of $11.15 per share, the average of the bid and asked prices of the issuer's common stock on March 19, 2004, is $10,917,132. For purposes of this calculation, all directors and executive officers of the issuer, and their associates, have been considered affiliates.

      The number of shares of Common Stock outstanding on March 12, 2004 was 1,349,940.

      Transitional Small Business Disclosure Format (Check One): Yes [ ]; No [X]

                                     PART I

ITEM 1. BUSINESS

GENERAL

     1st Colonial Bancorp, Inc. is a Pennsylvania business corporation and bank holding company registered under the Bank Holding Company Act of 1956. 1st Colonial was incorporated on February 26, 2002 for the purpose of acquiring the bank, thereby enabling the bank to operate within a holding company structure. On June 30, 2002, 1st Colonial acquired 100% of the outstanding shares of the bank.

     The principal activities of 1st Colonial are owning and supervising the bank. The bank is a community-oriented, full-service commercial bank providing commercial and consumer financial services to businesses and individuals in Camden County, New Jersey and surrounding areas. We believe that we will continue to gain market share in our geographic market. We compete with the many existing and larger financial institutions in our geographic market by emphasizing personalized service, responsive decision making and an overall commitment to excellence.

     The bank offers commercial and consumer loans of all types, including real estate loans, residential mortgage loans, home equity loans and lines of credit, auto loans and other credit products. The bank's deposit services include business and individual demand and time deposit accounts, NOW accounts, money market accounts, Individual Retirement Accounts and holiday accounts. Our strategy for deposit acquisition and development has been to attract and retain core deposits, and we traditionally have not priced our deposits to attract short-term relationships. We do not accept brokered deposits. The bank is not authorized to offer trust services and does not presently offer the sale of investment products such as mutual funds to its customers.

     We provide a number of convenience-oriented services and products to our customers, including direct payroll and social security deposit services, bank-by-mail services, letters of credit, access to a national automated teller machine network, safe deposit boxes, night depository facilities, notary services, courier services and travelers checks. We also offer telephone banking services that enable our customers to obtain account information, effectuate transfers between accounts, order new checks and make stop payment requests. In addition, we intend to begin offering Internet-banking services to our customers in the third quarter of 2004, using a third party service provider.

     We have outsourced virtually all of our data processing operations to a third party service provider with respect to deposit accounts, checking accounts, loan accounts and other matters, as well as ATM processing services. We also use third parties to provide certain credit card processing services and escrow deposit processing services.

     As of December 31, 2003, we employed 23 full-time and three part-time employees.

BUSINESS STRATEGY

     Our mission is to become the leading community bank in our market area by meeting the credit needs of local businesses and residents, providing relationship banking and customer service that is superior to the larger banks in our market area, and offering products and services responsive to local needs. We intend to increase our market share and presence by opening additional branch offices at convenient and strategic locations and through growth at our existing offices.

     We target small and mid-sized businesses as well as professional practices such as lawyers, medical doctors and accountants in our market area. In addition, we have had success marketing our deposit account services to local government entities such as municipalities, school districts and public authorities. This success is largely due to the experience and reputation of our management in serving municipal and local government entities in our marketplace. These deposit relationships are typically operating accounts and longer-term certificates of deposit, which we believe are a stable source of funding for us.

     We actively pursue business relationships with our targeted clientele through diligent calling efforts and by capitalizing on our knowledge of the market and pre-existing business relationships. Our goal is to establish deposit and lending relationships that are based on service, will result in long-standing relationships and will lead to referrals from our satisfied customers.

     As an added convenience for our government and business customers, we began offering courier pick-up and delivery services to these customers in 2003. We also are planning to add up to two full-service branches by the first quarter of 2006, although we have no definitive arrangements to establish any branches at this time.

     An important element of our strategy is to capitalize on the prior experience of our management team in our market, as well as their pre-existing business relationships. Prior to organizing the bank, our president, Gerard M. Banmiller, helped organize Community National Bank of New Jersey located in Camden County, New Jersey, and served as its president from 1987 until its sale in 1998. James E. Strangfeld, the bank's executive vice president, directed various business and consumer banking operations for the southern New Jersey divisions of two large regional banks from 1986 to 2000. Many of the bank's customers, including governmental entities and local businesses, were customers of Mr. Banmiller and Mr. Strangfeld in their prior positions. It is a fundamental belief of management that having knowledge of our local markets facilitates a bank's deposit gathering capabilities and its ability to make sound credit decisions. This extensive knowledge of our local markets has allowed us to develop and implement a highly focused and disciplined approach to deposit and lending relationships with the customers in our market area.

     We believe that our knowledge of the local banking market and our emphasis on service, when combined with the application of sound lending practices, will create value for our shareholders.

                                 LOAN PORTFOLIO

     The bank is an active lender with a loan portfolio that includes commercial mortgages, commercial loans, consumer installment loans and home equity loans. At December 31, 2003, we had loans of $65.8 million (net of a $768,000 allowance for loan losses and including $121,000 in net deferred costs), representing 55.7% of total assets, compared to $53.6 million at December 31, 2002.

  LENDING POLICY

     The Bank's lending policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield consideration and compliance with laws and regulations. The policies are reviewed and approved by the Board of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with quarterly loan audits by independent, outside professionals experienced in loan review work. All new loans in excess of $100,000, as well as a representative sample of the portfolio, are reviewed on a quarterly basis by this independent loan review firm.

     The Board maintains a loan committee consisting of at least four "outside" directors. Outside directors are directors who are not officers of the Bank. Our senior lending officer and other loan officers present loans to the loan committee for consideration, but are not voting members of the committee. The loan committee is authorized to consider and approve all loan requests in excess of the lending authority delegated to the loan officers. Credit review and analysis on each loan is prepared by the individual loan officers for presentation to the loan committee. Loan approval requires a majority of the voting members present.

     The Bank requires at least two authorized signatures for any loan in excess of $100,000. The authorized approval level required is a function of the aggregate amount of credit exposure to the borrower and any related entity. The senior lending officer, the president/chief executive officer, or the vice president, loan department, may approve loans up to $100,000. Other loan officers may approve loans up to an individual lending authority approved by the Board of Directors.

     The President/chief executive officer and the senior lending officer, or the senior lending officer and the vice president, loan department may approve loans up to an amount not to exceed $500,000. All loans in excess of $500,000 up to $1,000,000 are presented to the loan committee for approval, and all loans in excess of $1,000,000 are presented to the board of directors for approval.

  COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS

     Our lending activity is concentrated primarily in commercial and commercial real estate loans. At December 31, 2003, commercial and commercial real estate loans equaled $44.2 million, or 66.5%, of the loan portfolio. The commercial and commercial real estate loan portfolio is comprised of $17.0 million of commercial and industrial loans, as well as $27.2 million of loans secured by commercial and multi-family real estate. These commercial real estate loans have an average loan to value ratio under 80%. Other than loans to operators of nonresidential buildings, which amount to $8.2 million or 12.4% of total loans, there is no material concentration in the commercial and commercial real estate loan portfolio within any business or industry segment. Our strategy is to make commercial and commercial real estate loans based on our analysis of a borrower's ability to repay the loan out of its operating cash flows. With few exceptions, we also obtain real estate or other collateral for a commercial or commercial real estate loan, and typically require repayment guarantees by principals of a borrower. Most of our commercial and commercial real estate loans are made to a diverse group of businesses of small and medium size. Except for one land loan in the amount of $1.1 million as of December 31, 2003, we have no land or residential development loans.

  RESIDENTIAL REAL ESTATE/CONSUMER LOANS

     Residential real estate and consumer loans together equaled $19.4 million, or 29.2% of the loan portfolio at December 31, 2003. The residential real estate portfolio consists primarily of home equity loans. The consumer loan portfolio consists primarily of automobile and personal loans. Approximately 85.3% of the residential real estate/consumer portfolio at December 31, 2003 is home equity loans. The average loan to value ratio of these loans is approximately 80%. Substantially all residential first mortgage loans originated by us are sold in the secondary market on a servicing released basis.

  CONSTRUCTION

     Construction loans equaled $2.9 million, or 4.3% of the loan portfolio at December 31, 2003. This portfolio consists of loans to contractors for the purpose of constructing or renovating single-family homes and loans to business owners for the purpose renovating existing facilities. All of these loans mature within one year. The average loan to value ratio of these loans is approximately 80%. The bank limits its lending to single-facility projects, and does not finance any tract developments.

     The following table summarizes the bank's loan portfolio by type of loan on the dates indicated.

                                                                      AT DECEMBER 31,
                                 -----------------------------------------------------------------------------------------
                                         2003                   2002                   2001                   2000
                                 --------------------   --------------------   --------------------   --------------------
                                           PERCENT OF             PERCENT OF             PERCENT OF             PERCENT OF
                                 AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT      TOTAL
                                 -------   ----------   -------   ----------   -------   ----------   -------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Type of Loan:
Commercial.....................  $16,953      25.52%    $17,565      32.43%    $13,782      37.64%    $ 6,244      43.70%
Real estate -- commercial......   27,227      40.99%     18,895      34.88%     12,280      33.53%      3,554      24.88%
Real estate -- residential.....   16,512      24.86%     12,147      22.43%      6,588      17.99%      3,478      24.34%
Construction...................    2,884       4.34%      3,213       5.93%      2,120       5.79%         --         --
Consumer.......................    2,853       4.29%      2,348       4.33%      1,850       5.05%      1,012       7.08%
                                 -------     ------     -------    -------     -------    -------     -------     ------
Total gross loans..............   66,429     100.00%     54,168     100.00%     36,620     100.00%     14,288     100.00%
                                             ======                =======                =======
Less allowance for loan
  losses.......................     (768)                  (576)                  (335)                  (110)
Plus deferred loan costs
  (fees).......................      121                     30                    (24)                     5
                                 -------                -------                -------                -------
Loans, net.....................  $65,782                $53,622                $36,261                $14,183
                                 =======                =======                =======                =======

     The following table sets forth the estimated maturity of the bank's loan portfolio at December 31, 2003. The table does not include prepayments or scheduled principal repayments.

                                                      MATURITY DISTRIBUTION
                                   ------------------------------------------------------------
                                   WITHIN ONE YEAR   ONE-FIVE YEARS   OVER FIVE YEARS    TOTAL
                                   ---------------   --------------   ---------------   -------
                                                      (DOLLARS IN THOUSANDS)
Commercial.......................      $ 9,664          $ 7,048           $  241        $16,953
Construction.....................        2,884               --               --          2,884
Real estate mortgage(1)..........        4,050           30,356            9,333         43,739
Consumer.........................          874            1,719              260          2,853
                                       -------          -------           ------        -------
Total............................      $17,472          $39,123           $9,834        $66,429
                                       =======          =======           ======        =======

---------------

(1) Includes all mortgage and home equity loans.

     The following table sets forth the dollar amount of all loans due after December 31, 2003 which have pre-determined interest rates and which have floating or adjustable rates.

                                                                   FLOATING OR
                                                   FIXED RATES   ADJUSTABLE RATES    TOTAL
                                                   -----------   ----------------   -------
                                                            (DOLLARS IN THOUSANDS)
Commercial.......................................    $ 9,326         $ 7,627        $16,953
Real Estate -- construction......................      1,088           1,796          2,884
Real Estate -- mortgage(1).......................     34,821           8,918         43,739
Consumer.........................................      2,788              65          2,853
                                                     -------         -------        -------
Total............................................    $48,023         $18,406        $66,429
                                                     =======         =======        =======

---------------

(1) Includes all mortgage and home equity loans.

     Loans held for sale are residential mortgage loans that are subject to purchase commitments from third-party investors such as mortgage companies. Funds for these sales have not yet been received from the investors. The bank usually receives funds within one week of the loan closing. The bank receives interest income from the investor from the date the loan closes to the date funds are received from the investor. At December 31, 2003, there were $281,000 in loans held for sale compared to $63,000 at December 31, 2002 and

$182,000 at December 31, 2001. Interest earned from loans held for sale totaled $23,000 for 2003 compared to $13,000 for 2002 and $14,000 for 2001, and is included in interest on loans.

RISK ELEMENTS

     Risk elements in the loan portfolio include loans past due, non-accrual loans, other real estate owned and a concentration of loans to one type of borrower. We closely monitor the loan portfolio to reduce the risk of delinquent and problem credits. Strict underwriting criteria, which include loan to value and debt to income ratios, are followed, which also helps reduce credit risk in the loan portfolio. The loan review function is performed by an outside entity that evaluates loan quality, including adherence to underwriting criteria. This outside entity reports directly to the Audit Committee of the Board of Directors. The OCC, as the bank's primary regulator, also reviews the loan portfolio as part of its review process. The bank's lending activity extends to individuals and small and medium sized businesses located primarily within the greater Cherry Hill, New Jersey area. Consistent with its focus on providing community-based financial services, the bank does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside its market area. For a description of the bank's market area, see "Market Area" below.

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

     Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual. Income recognition of interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful. A loan is generally classified as non-accrual when principal or interest has been in default for a period of 90 days or more or because of a deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in process of collection. When loans are placed on non-accrual, accrued income from the current period will be reversed from current earnings. Consumer loans are to be charged off when principal or interest is 120 or more days delinquent or will be placed on non-accrual if the collateral is insufficient to recover the principal. The bank had no non-performing loans or non-accrual loans at December 31, 2003. As of December 31, 2003, for purposes of accounting and reporting in accordance with SFAS 15, the bank had no troubled debt restructuring. As of December 31, 2003, for purposes of accounting and reporting in accordance with SFAS 114, the bank had no "impaired" loans.

ALLOWANCE FOR LOAN LOSSES

     The bank determines the provision for loan losses through a quarterly analysis of the allowance for loan losses. Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. All loans greater than $100,000 and all classified loans are analyzed individually. While management believes the allowance for loan losses is currently appropriate, future additions to the allowance may be necessary based on changes in general economic conditions and/or the condition of specific borrowers. The allowance is reviewed quarterly by the Board of Directors and senior management of the bank. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

     The balance of any rated loan is deducted from the remaining general portfolio classification. The general category is currently segregated by commercial real estate loans, commercial and industrial loans, residential real estate loans, construction loans and other consumer loans. Each category of loan is then assigned loss factors based on a review of the following areas: (i) historical losses [(due to limited loss experience, we use the loss experience of peer banks as reported in the Uniform Bank Performance Report)]; (ii) policies and procedures; (iii) economic conditions; (iv) nature and volume; (v) management; (vi) oversight; (vii) concentrations; and (viii) external factors. The sum of the assigned loss factors is then applied to the outstanding balance of the respective category.

     The bank has no credit exposure to foreign countries or foreign borrowers or highly leveraged transactions.

     The following table sets forth the year-end balances and changes in the allowance for possible loan losses and certain ratios as of December 31, 2003, 2002, 2001 and 2000:

                                                             DECEMBER 31,
                                                 -------------------------------------
                                                  2003      2002      2001      2000
                                                 -------   -------   -------   -------
                                                        (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning of
  period.......................................  $   576   $   335   $   110   $     0
Loans charged-off:
  Consumer.....................................      (40)      (49)        0         0
Recoveries:
  Consumer.....................................        7        15         0         0
                                                 -------   -------   -------   -------
Net charge-offs................................      (33)      (34)        0         0
Provision charged to operations................      225       275       225       110
                                                 -------   -------   -------   -------
Balance, end of year...........................  $   768   $   576   $   335   $   110
                                                 =======   =======   =======   =======
Average loans, net of deferred costs(1)........  $60,183   $47,430   $24,923   $ 6,936
Total gross loans at year end..................  $66,550   $54,198   $36,596   $14,293
Ratios:
Net charge-offs to:
  Average loans, net of deferred costs.........     0.05%     0.07%     0.00%     0.00%
  Allowance as a percentage of total gross
     loans.....................................     1.15%     1.06%     0.92%     0.77%

---------------

(1) Includes average balance of loans held for sale of $382 in 2003 and $156 in 2002. Interest income on loans held for sale was $23 in 2003 and $13 in 2002.

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

                ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                     DECEMBER 31,
                               ---------------------------------------------------------
                                     2003                2002                2001
                               -----------------   -----------------   -----------------
                               AMOUNT   PERCENT*   AMOUNT   PERCENT*   AMOUNT   PERCENT*
                               ------   --------   ------   --------   ------   --------
                                                (DOLLARS IN THOUSANDS)
Commercial...................   $275     25.52%     $235     32.43%     $150     37.64%
Real estate -- commercial....    256     40.99%      170     34.88%      107     33.53%
Real estate -- residential...    102     24.86%       75     22.43%       31     17.99%
Construction.................     27      4.34%       29      5.93%       19      5.79%
Consumer.....................    108      4.29%       67      4.33%       28      5.05%
                                ----    -------     ----    -------     ----    -------
                                $768    100.00%     $576    100.00%     $335    100.00%
                                ====    =======     ====    =======     ====    =======

---------------

* Percentages indicate percent of loans in each category to total loans.

SECURITIES

     Securities, primarily U.S. treasury and U.S. government agency securities, totaled $33.9 million or 28.7% of total assets at December 31, 2003. The bank's securities portfolio serves several purposes. Portions are held to maturity. The remaining portions are used to assist the bank in liquidity and asset/liability management. Total amortized cost of securities at December 31, 2003 was $33.9 million or 28.7% of total assets compared to $31.0 million or 31.5% of total assets at December 31, 2002.

     Securities are classified as investment securities held-to-maturity when management has the intent and the bank has the ability at the time of purchase to hold the securities to maturity. Investment securities held-to-maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as securities available-for-sale and are carried at fair market value. Securities available-for-sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The bank's recent purchases of investment securities have been U.S. government and agency securities with short- to medium-term maturities and adjustable rate mortgage backed securities.

     Securities available-for-sale are reflected at fair value with unrealized gains and losses, net of tax, if any, being included in the bank's accumulated other comprehensive income account. The fair value of the securities available-for-sale, as of December 31, 2003 was $28.0 million, which resulted in a tax adjusted unrealized loss on such securities included in accumulated other comprehensive income, a component of shareholders' equity, of $73,000. The fair value at December 31, 2002 was $29.9 million, which resulted in a tax adjusted unrealized gain on such securities included in shareholders' equity of $101,000 as of December 31, 2002.

     The following tables summarize the composition of our investment securities portfolio at December 31, 2003 and 2002.

                              SECURITIES PORTFOLIO

                                                           AT DECEMBER 31, 2003
                                              -----------------------------------------------
                                                 HELD TO MATURITY        AVAILABLE FOR SALE
                                              ----------------------   ----------------------
                                              AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                COST      FAIR VALUE     COST      FAIR VALUE
                                              ---------   ----------   ---------   ----------
Municipal securities........................   $5,808       $5,796      $    --     $    --
U.S. government securities..................       --           --       18,536      18,479
Mortgage-backed securities..................       --           --        9,265       9,200
Equity securities...........................       --           --          306         306
                                               ------       ------      -------     -------
Total.......................................   $5,808       $5,796      $28,107     $27,985
                                               ======       ======      =======     =======

                                                           AT DECEMBER 31, 2002
                                              -----------------------------------------------
                                                 HELD TO MATURITY        AVAILABLE FOR SALE
                                              ----------------------   ----------------------
                                              AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                COST      FAIR VALUE     COST      FAIR VALUE
                                              ---------   ----------   ---------   ----------
Municipal securities........................   $1,220       $1,218      $    --     $    --
U.S. government securities..................       --           --       19,196      19,317
Mortgage-backed securities..................       --           --       10,376      10,413
Equity securities...........................       --           --          204         204
                                               ------       ------      -------     -------
Total.......................................   $1,220       $1,218      $29,776     $29,934
                                               ======       ======      =======     =======

     The amortized cost and weighted average yield of the bank's investment securities and securities available-for-sale at December 31, 2003, by contractual maturity, are reflected in the following table. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        DUE 1 YEAR      DUE         DUE       DUE AFTER
AT DECEMBER 31, 2003                     OR LESS     1-5 YEARS   5-10 YEARS   10 YEARS     TOTAL
--------------------                    ----------   ---------   ----------   ---------   -------
Investments securities held to
  maturity:
Municipal Securities:
  Amortized cost......................    $5,808      $    --      $   --      $   --     $ 5,808
  Weighted average yield(1)...........      1.79%          --          --          --        1.79%
                                          ------      -------      ------      ------     -------
Total amortized cost..................    $5,808      $    --      $   --      $   --     $ 5,808
                                          ======      =======      ======      ======     =======
Weighted average yield................      1.79%          --          --          --        1.79%
Investment securities available for
  sale:
US government agency securities:
  Amortized cost......................        --      $18,536      $   --      $   --     $18,536
  Weighted average yield..............        --         2.85%         --          --        2.85%
Mortgage backed securities:
  Amortized cost......................    $  343      $ 1,385      $1,817      $5,720     $ 9,265
  Weighted average yield..............      3.81%        3.61%       3.45%       2.99%       3.20%
Equity securities:
  Amortized cost......................    $   --      $    --      $   --      $  306     $   306
  Weighted average yield..............        --           --          --        5.41%       5.41%
Total amortized cost..................    $  343      $19,921      $1,817      $6,026     $28,107
                                          ======      =======      ======      ======     =======
Total fair value......................    $  341      $19,854      $1,804      $5,986     $27,985
                                          ======      =======      ======      ======     =======
Weighted average yield................      3.81%        2.90%       3.45%       3.11%       2.99%

---------------

(1) Yields on tax-exempt securities were adjusted to a tax-equivalent basis using a 34% rate.

DEPOSITS

     The bank's predominate source of funds is depository accounts. The bank's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits.

     The following table sets forth the distribution of average deposits by major category and the average rate paid in each year as applicable.

                        DISTRIBUTION OF AVERAGE DEPOSITS

                                                 YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------
                                       2003                2002                2001
                                 -----------------   -----------------   -----------------
                                 AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE
                                 BALANCE    RATE     BALANCE    RATE     BALANCE    RATE
                                 -------   -------   -------   -------   -------   -------
                                                  (DOLLARS IN THOUSANDS)
Non-interest bearing demand
  deposits.....................  $18,320     0.00%   $14,786     0.00%   $ 8,327     0.00%
Interest bearing demand
  deposits.....................   31,344     1.69%    19,772     2.16%     9,460     2.94%
Money market deposits..........   15,109     0.64%    12,231     1.57%    13,883     2.90%
Savings deposits...............    5,293     0.59%     3,873     0.98%     1,807     1.49%
Time deposits..................   20,296     2.68%    14,342     2.96%     9,667     4.38%
                                 -------             -------             -------
  Total/weighted average
     rate......................  $90,362     1.33%   $65,004     1.66%   $43,144     2.62%
                                 =======    =====    =======    =====    =======    =====

     The following table is a summary of time deposits of $100,000 or more (all of which are certificates of deposit) by remaining maturities as of December 31, 2003:

                MATURITIES OF TIME DEPOSITS OF $100,000 AND OVER

                                                                AMOUNT      PERCENT
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Three months or less........................................   $ 9,737       57.67%
Three to six months.........................................     3,043       18.02%
Six to twelve months........................................     2,548       15.09%
Over twelve months..........................................     1,556        9.22%
                                                               -------      -------
                                                               $16,884      100.00%
                                                               =======      =======

     Total deposits at December 31, 2003 were $104.3 million compared to total deposits of $82.9 million at December 31, 2002. Certificates of deposit totaled $26.2 million and $16.9 million at December 31, 2003 and December 31, 2002, respectively.

     As new deposits are generated from the bank's existing branch as well as any future branches, the bank expects to use these funds, to the extent that they grow faster than loan growth, for investment securities and other earning assets. Management expects to manage the growth of deposits in any new branches as it does in its current operations, by interest rate management and marketing.

     The bank's strategy for deposit acquisition and development has been to attract and retain core deposits, and the bank has not priced its deposits to attract short-term relationships. In addition, we have had success marketing our deposit account services to local government entities such as municipalities, school districts and public authorities. This success is largely due to the experience and reputation of our management in handling local government entity business, which has led to referrals and additional relationships. These deposits are typically operating accounts and longer term certificates of deposit, so they are a stable source of funding for us.

SHORT-TERM BORROWINGS

     The bank has no funding dependence on short-term borrowings. Typically the short-term borrowings are in the form of securities sold under repurchase agreements and are an accommodation for significant depositor relationships that have excess large investable balances for short periods. The majority of these repurchase agreements mature within 90 days.

     The following table summarizes short-term borrowing and weighted average interest rates paid:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Average daily amount of short-term borrowings outstanding
  during the period........................................  $5,284   $5,217   $3,908
Weighted average interest rate on average daily short-term
  borrowings...............................................    0.78%    1.59%    3.40%
Maximum outstanding short-term borrowings outstanding at
  any month-end............................................  $8,296   $7,065   $6,071
Short-term borrowings outstanding at period end............  $4,087   $6,033   $5,460
Weighted average interest rate on short-term borrowings at
  period end...............................................    0.49%    1.00%    1.91%

MARKET AREA

     We are located in the southwestern part of New Jersey, approximately five miles east of the City of Philadelphia, Pennsylvania, which is the fifth largest city in the United States. Our market area consists of the greater Cherry Hill, New Jersey area and the Borough of Westville, New Jersey. Our target market includes the towns of Collingswood, Haddonfield, Westville and Cherry Hill.

COMPETITION

     The banking business in our service area, as well as the balance of New Jersey and the Philadelphia area, is highly competitive with respect to both loans and deposits and is dominated by a number of major regional and super-regional banks and non-depository institutions which have many offices. Many of these institutions, particularly the larger banking firms that have enhanced their local presence through mergers in recent years, have substantially greater resources and offer a wider array of services than we do. In addition, many of these institutions are permitted to make larger loans than we can. In addition, the present bank regulatory environment has undergone significant change. This change affects the banking industry and competition between banks and non-bank financial institutions. There have been significant regulatory, statutory and case law changes in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. We face competition for loans and deposits from institutions such as credit unions, mortgage brokers, mortgage banking companies, mutual funds, money market funds, investment bankers, insurance companies and others. These non-bank financial institutions have the power to acquire and own banks that could compete with us. See "Supervision and Regulation."

     We compete with these institutions primarily on the basis of service, quality and hours of operation. We believe that the local presence of our senior management and Board of Directors, and their collective familiarity with our service area, affords us an advantage in service, quality and understanding the needs of our customer base.

                           SUPERVISION AND REGULATION

GENERAL

     We are registered as a bank holding company and are subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended. As a bank holding company, our activities and those of the bank are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board.

     The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require us to stand ready to use our resources to provide adequate capital funds to the bank during periods of financial stress or adversity.

     The Bank Holding Company Act prohibits us from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits us from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The types of businesses that are permissible for bank holding companies to own have been expanded by recent federal legislation; see discussion of Gramm-Leach-Bliley Act below.

     The bank is a national bank chartered under the National Bank Act, and is subject to regulation, supervision and examination by the OCC and, in certain respects, by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC, through the Bank Insurance Fund, insures all deposits held by the bank up to a maximum of $100,000 for any one customer.

     The OCC, which has primary supervisory authority over the bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the bank's depositors rather than the bank's shareholders. The bank must furnish annual and quarterly Call Reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

     The various laws and regulations administered by the OCC affect corporate practices, such as the payment of dividends, incurrence of debt and acquisition of other financial institutions and companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices.

SARBANES-OXLEY ACT

     On July 30, 2002, the Sarbanes-Oxley Act, or SOX, was enacted. SOX is not a banking law, but applies to all public companies, including 1st Colonial. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX is the most far-reaching U.S. securities legislation enacted in some time. SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of SOX' new requirements, the final scope of these requirements remains to be determined.

     SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. SOX addresses, among other matters:

     - audit committees;

     - certification of financial statements by the chief executive officer and the chief financial officer;

     - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     - a prohibition on insider trading during pension plan black out periods;

     - disclosure of off-balance sheet transactions;

     - a prohibition on personal loans to directors and officers;

     - expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

     - disclosure of whether or not a company has adopted a code of ethics;

     - "real time" filing of periodic reports;

     - auditor independence; and

     - various increased criminal penalties for violations of securities laws.

     The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. To date, the SEC has implemented some of the provisions of SOX. However, the SEC continues to issue final rules, reports, and press releases. As the SEC provides new requirements, we will review those rules and comply as required.

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

GRAMM-LEACH-BLILEY ACT

     In November 1999 the Gramm-Leach-Bliley Act (the "GLB Act") became law. The GLB Act made significant changes in U.S. banking law, principally by repealing the 1933 Glass-Steagall Act. Under the GLB Act, banks and other financial companies, such as securities firms and insurance companies, are now able to combine and be commonly owned. The GLB Act also permits bank holding companies and banks to engage in a broader range of financially related activities than was available to them before the passage of the GLB Act, including insurance and securities underwriting, merchant banking and real estate development and investment. The GLB Act, however, does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature, such as manufacturing.

     The GLB Act creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the GLB Act, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the company's subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law. We have no present intention of electing to become a financial holding company.

     The GLB Act also permits certain financial activities to be undertaken by a subsidiary of a national bank. Generally, for financial activities that are conducted as a principal, such as a securities underwriter or dealer holding an inventory, a national bank must be one of the 100 largest national banks in the United States and have debt that is rated investment grade. However, smaller national banks may own a securities broker or an insurance agency, or certain other financial agency entities under the GLB Act. Under prior law, national banks could only own an insurance agency if it was located in a town of fewer than 5,000 residents, or under certain other conditions. Under the GLB Act, there is no longer any restriction on where the insurance agency subsidiary of a national bank is located or does business.

     The GLB Act also contains a number of provisions that affect the operations of all financial institutions. One of the provisions relates to the financial privacy of consumers, authorizing the federal banking regulators to adopt rules that would limit the ability of banks and other financial entities to disclose non-public information about consumers to entities that are not affiliates. Under these rules, banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third party.

CAPITAL REQUIREMENTS

     Under federal regulations, Bank must maintain a minimum ratio of qualified total capital to risk-weighted assets of 8.0%. Risk-weighted assets are determined by multiplying the various categories of assets by the appropriate risk-weighing factor (ranging from 0% to 100%) under applicable regulations. Certain off-balance sheet items, such as standby letters of credit, are included in assets for these purposes at a "credit equivalent" value, determined by multiplying the off-balance sheet item by a credit conversion factor established by applicable regulations. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital." Federal regulations also require a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%.

     In addition, federal regulations have established a minimum leverage ratio (Tier 1 capital to quarterly average assets less goodwill) of 3.0% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other banks and bank holding companies are required to maintain a leverage ratio of 3.0% plus an additional amount of at least 100 to 200 basis points. The regulations also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     Banking regulators continue to indicate their desire to raise banking organization capital requirements beyond their current levels. However, management is unable to predict whether higher capital ratios will be imposed and, if so, at what levels and on what schedule.

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

LIMITS ON DIVIDENDS

     The amount of dividends that may be paid by the bank depends upon the bank's earnings and capital position, and is limited by federal law, regulations and policies.

     As a national bank subject to the regulations of the OCC, the bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, the bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the bank is not permitted to add the balance in its allowance for loan loss account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan loss account and deduct from undivided profits only bad debts as so defined in excess of that amount.

     In addition, the OCC is authorized to determine under certain circumstances relating to the financial condition of a national bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice.

LOANS TO ONE BORROWER LIMITATION

     Under applicable OCC regulations, a national bank's total outstanding loans and extensions of credit to one borrower may not exceed 15 percent of the bank's capital and surplus, plus an additional 10 percent of the bank's capital and surplus if the amount that exceeds the bank's 15 percent general limit is fully secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. To qualify for the additional 10 percent limit, the bank must perfect a security interest in the collateral under applicable law and the collateral must have a current market value at all times of at least 100 percent of the amount of the loan or extension of credit that exceeds the bank's 15 percent general limit. At December 31, 2003, the Bank's loans to one borrower limitation was $1.4 million.

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

     The Community Reinvestment Act was amended by the GLB Act to provide that small banks (those under $250 million in assets) that received an "outstanding" on their last CRA exam will not have to undergo another CRA exam for five years, or for four years if their last exam was "satisfactory." In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount and use of the funding provided.

PROMPT CORRECTIVE ACTION

     The federal banking agencies are required to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. There currently are five capital tiers: "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." The bank is "well capitalized." The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered well capitalized or adequately capitalized under OCC regulations:

                                                              ADEQUATELY       WELL
                                                              CAPITALIZED   CAPITALIZED
                                                              -----------   -----------
Total risk-based capital ratio..............................      8%            10%
Tier 1 risk-based capital ratio.............................      4%             6%
Leverage ratio..............................................      4%             5%

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

INSURANCE OF ACCOUNTS AND REGULATIONS BY THE FDIC

     The bank is a member of the Bank Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examination of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Bank Insurance Fund.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the Bank Insurance Fund will be less than the designated reserve ratio of 1.25% of Bank Insurance Fund insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC.

     The current premium schedule for Bank Insurance Fund insured institutions ranges from 0 to 27 basis points per $100 of deposits. The bank is in the category of institutions that pay zero in FDIC insurance premiums. In addition FDIC premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to find the interest on bonds issued to resolve thrift failures in the 1980s. The current annual rate for all insured institutions is 1.54 basis points for each $100 in domestic deposits. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.

LEGISLATIVE PROPOSALS AND REFORMS

     Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions, are considered from time to time by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals will affect us.

IMPACT OF MONETARY POLICIES

     The profitability of the banking business depends in large part on the difference between the interest rate paid by us on deposits and other borrowings, and the interest rate received by us on loans extended to customers and securities held in our portfolio, comprise the major portion of our earnings. In addition, we attempt to generate revenues by assessing fees on our services, to the extent the competitive market will allow such fees.

     The earnings and growth of the bank and of the banking industry as a whole is affected not only by general domestic and foreign economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board affects the national economy by its open market operations in United States government securities, limitations upon savings and time deposit interest rates, and adjustments to the discount and reserve retention rates applicable to borrowings by banks which are members of the Federal Reserve System. These actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits and affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted but, in any event, may have a material effect on the our results of operations.

TRANSACTIONS WITH AFFILIATES

     National banks must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") and Regulation W under that act relative to transactions with affiliates in the same manner and to the same extent as if the bank were a Federal Reserve member bank. A bank holding company, its subsidiaries and any other company under common control are considered affiliates of the bank. Generally, Sections 23A and 23B and Regulation W: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the bank to an affiliate must be secured by collateral in accordance with Section 23A and Regulation W. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve. The bank has not been significantly affected by the rules regarding transactions with affiliates.

     The bank's authority to extend credit to executive officers, directors and 10% shareholders, including 1st Colonial, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Pursuant to these laws and regulations, any loan made by the bank to an executive officer or director, or his or her affiliates, (i) was made in the ordinary course of business, (ii) was made on terms and conditions substantially the same as those offered to unaffiliated individuals and (iii) did not involve more than the normal risk of repayment. The bank has not made any loans to a 10% shareholder. Generally, Regulation O also places individual and aggregate limits on the amount of loans the bank may make to such persons based, in part, on the bank's capital position, and requires certain board approval procedures to be followed.

ITEM 2. PROPERTIES

     Our headquarters are located at 1040 Haddon Avenue, Collingswood, New Jersey. The property, which houses the administrative headquarters and a full service banking office, is leased by the bank. The building has two stories containing approximately 3,800 total square feet of space. The annual base rental through 2004 is $45,000, not including taxes, utilities and insurance, which increases to $49,500 for 2005. After 2005, the rent increases annually based on increases in the consumer price index, with a minimum annual increase of 3%. The initial term of the lease is through 2009, with options in favor of the bank to renew the lease for two additional five-year terms. The property is well maintained and suitable to our present needs and operations.

     Certain back office and administrative functions are located in office space leased by the bank at 900 Haddon Avenue, Collingswood, New Jersey. This lease expires in 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSER'S PURCHASES OF EQUITY SECURITIES

     Our common stock is traded on the OTC Bulletin Board under the symbol FCOB. An active trading market does not currently exist for our common stock. As of March 18, 2004, the bid price for the common stock was $10.90, and the asked price was $11.20, without any adjustment to reflect the 5% stock dividend payable April 15, 2004 to shareholders of record as of April 1, 2004. The following tables set forth the high and low last sale information, as reported by the OTC Bulletin Board, as of the most recent practicable date and for the periods indicated below. The 5% stock dividend payable in April 2004 is reflected only in the second table.

                    SALE PRICE INFORMATION FOR COMMON STOCK

                                                               SALE PRICE(1)
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
                                                                   2002
First Quarter...............................................  $ 9.76   $ 8.81
Second Quarter..............................................    9.29     8.57
Third Quarter...............................................    9.05     6.90
Fourth Quarter..............................................    8.58     6.45
                                                                   2003
First Quarter...............................................  $ 9.81   $ 7.86
Second Quarter..............................................   11.00     8.71
Third Quarter...............................................   11.00    10.00
Fourth Quarter..............................................   11.10    10.05
                                                                   2004
First Quarter (Through 3/18/04).............................  $11.75   $10.80

---------------

(1) Prices are adjusted to reflect the 5% stock dividend paid by 1st Colonial on April 15, 2003.

  SALE PRICE INFORMATION FOR COMMON STOCK, AS ADJUSTED FOR 2004 STOCK DIVIDEND

                                                               SALE PRICE(1)
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
                                                                   2002
First Quarter...............................................  $ 9.30   $ 8.39
Second Quarter..............................................    8.85     8.16
Third Quarter...............................................    8.62     6.57
Fourth Quarter..............................................    8.17     6.14
                                                                   2003
First Quarter...............................................  $ 9.34   $ 7.49
Second Quarter..............................................   10.48     8.30
Third Quarter...............................................   10.48     9.52
Fourth Quarter..............................................   10.57     9.57
                                                                   2004
First Quarter (Through 3/18/04).............................  $11.19   $10.29

---------------

(1) Prices are adjusted to reflect the 5% stock dividend paid by 1st Colonial on April 15, 2003 and to reflect the 5% stock dividend to be paid by 1st Colonial on April 15, 2004 to shareholders of record as of April 1, 2004.

     As of December 31, 2003, there were options outstanding to purchase 75,823 shares of common stock and warrants outstanding to purchase 356,001 shares of common stock.

     As of December 31, 2003, there were 293 holders of record of our common stock.

     Ryan Beck & Co.; Midwest Research Securities Corp., a subsidiary of First Tennessee National Bank; and Janney Montgomery Scott, LLC make a market in our common stock. Making a market involves maintaining bid and ask quotations and being able, as principal, to effect transactions in reasonable quantities at those prices, subject to securities laws and regulatory constraints. Additionally, the development of a liquid public market depends on the existence of willing buyers and sellers, the presence of which is not within our control. An active and liquid market may not develop for the common stock.

     StockTrans, Inc. serves as transfer agent and registrar for our common stock.

Dividend Policy

     Since our inception in June 2000, we have not paid a cash dividend, and we do not intend to pay cash dividends for the foreseeable future. We desire to retain our net income to support the growth of the bank. Any payment of cash dividends to our shareholders would be dependent on the payment of a cash dividend from the bank to us. The payment of cash dividends by the bank to us is limited under federal banking law. See "Item 1. Business--Supervision and Regulation -- Limits on Dividends."

     On January 15, 2002, we effected a 10% stock split in the form of a stock dividend to shareholders of record on January 2, 2002. On April 15, 2003, we paid a 5% stock dividend to shareholders of record on April 1, 2003. On November 19, 2003, we declared a 5% stock dividend payable on April 15, 2004 to shareholders of record on April 1, 2004. We will continually review whether to pay additional stock dividends in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following presents management's discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-KSB. This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. You can find many of these statements before and after words such as "may," "could," "should," "will," "would," "believe," "expect," "anticipate," "estimate," "project," "intend," "plan," "seek," "assume" or similar expressions.

     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our

     - expectations for continued acceptance and success in the banking and business communities in our market area;

     - expectations as to the amount, mix, yield and other characteristics of the deposits and loans we expect to acquire and make; and

     - expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations, and other forward-looking statements:

     - the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations;

     - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

     - inflation, interest rate, market and monetary fluctuations;

     - our ability to raise the capital necessary on a timely basis to support our continued asset growth and geographic expansion;

     - our ability to maintain and continue to obtain the desired customers and employees;

     - our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors;

     - the willingness of prospective customers to substitute our products and services for the bank products and services they currently use, and the impact of competition from banks, thrifts and others in our market;

     - changes in the timing and structure of our growth and related transactions and other changed facts and circumstances resulting from the passage of time;

     - the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

     - technological changes;

     - change in consumer spending and savings habits; and

     - regulatory or judicial proceedings.

      If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-KSB. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update our forward-looking information and statements, whether written or oral, to reflect any change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.


OVERVIEW

     Effective June 30, 2002, the bank became a wholly owned subsidiary of 1st Colonial, which has no material operations other than ownership of the bank. Therefore, the financial statements of 1st Colonial prior to June 30, 2002 are the historical statements of the bank. All per share data has been restated for the effect of the 10% stock dividend paid on January 15, 2002 to shareholders of record as of January 2, 2002, and the 5% stock dividend paid on April 15, 2003 to shareholders of record as of April 1, 2003.

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

     Our earnings are largely dependent upon net interest income (the difference between what we earn on our loans and investments and what we pay on deposits and borrowings). In addition to net interest income, our net income is impacted by our loan loss provision, other income (mostly deposit fees and income from sale of loans held for sale) and other expense (such as salaries and benefits, professional fees, occupancy cost and data processing expenses).

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

COMPARISON OF FINANCIAL CONDITION: YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002

     Our assets totaled $118.1 million at December 31, 2003, as compared to $98.3 million at December 31, 2002, an increase of $19.8 million or 20.1%. Our assets at December 31, 2003, consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $16.5 million, investment securities, which totaled $33.8 million and loans, including loans held for sale, which totaled $66.8 million. Premises and equipment totaled $935,000 at December 31, 2003, and consisted primarily of our Westville branch and leasehold improvements. Our assets at December 31, 2002 consisted primarily of cash and cash equivalents, including federal funds sold of $12.2 million, investment securities of $31.2 million, and loans of $54.3 million. The $19.8 million increase in total assets was primarily due to an increase in loans of $12.4 million, an increase in investment securities of $2.6 million, and an increase in short-term investments, such as Federal Funds sold and interest bearing deposits of $4.2 million. This increase in assets was funded by an increase in deposits of $21.4 million, as partially offset by a decrease in short-term borrowings of $1.9 million. The increase in loans was due to general growth in our loan portfolio resulting from the continued execution of our business plan.

     Our deposits totaled $104.3 million at December 31, 2003, as compared to $82.9 million at December 31, 2002, an increase of $21.4 million or 25.8%. This increase was the direct result of the establishment of new business relationships with municipalities and other commercial accounts and the opening of our branch office in Westville, New Jersey on January 16, 2003. The Westville branch location was purchased in August 2002, renovated and equipped at a total cost of $480,000 at December 31, 2003.

     Non-interest bearing demand deposits totaled $20.4 million and interest-bearing demand deposits totaled $37.3 million at December 31, 2003, increases of 22.6% and 25.5% as compared to balances of $16.6 million and $29.7 million, respectively, at December 31, 2002. This increase in demand deposits was the result of the new Westville office and new relationships established with municipal entities and commercial accounts. Savings and money market deposits totaled $20.4 million and certificates of deposit totaled $26.2 million at December 31, 2003, increases of 3.6% and 55.2%, respectively, as compared to balances of $19.7 and $16.9 million, respectively, at December 31, 2002.

NET INTEREST INCOME

     The principal source of our revenue is net interest income. Net interest income is the difference between income earned on loans and securities and the interest paid on deposits and borrowed funds. Interest-earning assets are comprised primarily of loans and securities, while deposits represent the major portion of interest bearing liabilities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest margin is calculated as net interest income divided by average earning assets and represents our net yield on our earning assets.

     Interest on loans is included in interest income on the accrual method over the terms of the loans based upon the principal balances outstanding. During the fiscal years ended December 31, 2003, 2002 and 2001, average interest-earning assets were $99.9 million, $73.7 million and $50.2 million, respectively. During these same periods, our net yields on average interest-earning assets (net interest margin) were 3.55%, 3.97%, and 3.85%, respectively.

AVERAGE BALANCE, INTEREST INCOME AND EXPENSE, AVERAGE YIELD AND RATES

     The following table illustrates the average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders' equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purposes of these tables and other statistical disclosures were calculated by using the daily average balances. Non-accruing loans, if any, are included in the average balances of loans.

                                             YEAR ENDED                      YEAR ENDED                     YEAR ENDED
                                          DECEMBER 31, 2003              DECEMBER 31, 2002              DECEMBER 31, 2001
                                    -----------------------------   ----------------------------   ----------------------------
                                               INTEREST   AVERAGE             INTEREST   AVERAGE             INTEREST   AVERAGE
                                    AVERAGE    INCOME/    YIELD/    AVERAGE   INCOME/    YIELD/    AVERAGE   INCOME/    YIELD/
                                    BALANCE    EXPENSE     RATE     BALANCE   EXPENSE     RATE     BALANCE   EXPENSE     RATE
                                    --------   --------   -------   -------   --------   -------   -------   --------   -------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Interest earning assets:
  Federal funds sold..............  $  6,953    $   78     1.12%    $11,006    $  176     1.60%    $11,776    $  418     3.55%
Investment Securities:
  Taxable(1)......................    28,945       870     3.01%     14,683       647     4.41%     12,977       810     6.24%
  Tax-exempt(2)...................     3,826        71     1.86%        604        17     2.81%        564        26     4.61%
                                    --------    ------              -------    ------              -------    ------
    Total Securities..............    32,771       941     2.87%     15,287       664     4.34%     13,541       836     6.17%
Loans, net of deferred
  fees/costs(3)...................    60,183     3,769     6.26%     47,430     3,251     6.85%     24,923     1,943     7.80%
                                    --------    ------              -------    ------              -------    ------
  Total interest earning assets...    99,907     4,788     4.79%     73,723     4,091     5.55%     50,240     3,197     6.36%
                                    --------    ------     ----     -------    ------     ----     -------    ------     ----
Non-interest earning assets:
  Cash and due from banks.........     4,258                          3,017                          2,036
  Other assets(4).................     1,629                          1,107                            770
  Less: allowance for loan
    losses........................      (681)                          (472)                          (194)
                                    --------                        -------                        -------
    Total non-interest earning
      assets......................     5,206                          3,652                          2,612
                                    --------                        -------                        -------
      Total assets................  $105,113                        $77,375                        $52,852
                                    ========                        =======                        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
  Deposits:
    Interest bearing demand.......  $ 31,344    $  531     1.69%    $19,772    $  427     2.16%    $ 9,460    $  278     2.94%
    Money market..................    15,109        97     0.64%     12,231       192     1.57%     13,883       403     2.90%
    Savings.......................     5,293        31     0.59%      3,873        38     0.98%      1,807        27     1.49%
    Time deposits.................    20,296       544     2.68%     14,342       425     2.96%      9,667       423     4.38%
                                    --------    ------              -------    ------              -------    ------
  Total interest bearing
    deposits......................    72,042     1,203     1.67%     50,218     1,082     2.15%     34,817     1,131     3.25%
    Short-term borrowings.........     5,284        41     0.78%      5,217        83     1.59%      3,908       133     3.40%
                                    --------    ------              -------    ------              -------    ------
  Total interest bearing
    liabilities...................    77,326     1,244     1.61%     55,435     1,165     2.10%     38,725     1,264     3.26%
                                    --------    ------     ----     -------    ------     ----     -------    ------     ----
Non-interest bearing liabilities:
  Demand deposits.................    18,320                         14,786                          8,327
  Other liabilities...............       186                            237                            129
                                    --------                        -------                        -------
Total non-interest bearing
  liabilities.....................    18,506                         15,023                          8,456
                                    --------                        -------                        -------
Total liabilities.................    95,832                         70,458                         47,181
                                    --------                        -------                        -------
Shareholders' equity..............     9,281                          6,917                          5,671
                                    --------                        -------                        -------
  Total liabilities and
    shareholders' equity..........  $105,113                        $77,375                        $52,852
                                    ========                        =======                        =======
Net interest spread...............                         3.18%                          3.45%                          3.10%
Net interest income/net interest
  margin..........................              $3,544     3.55%               $2,926     3.97%               $1,933     3.85%
                                                ======     ====                ======     ====                ======
Average interest earning assets as
  a percentage of interest bearing
  liabilities.....................    129.20%                        132.99%                        129.74%

---------------

(1) All taxable investment securities are classified as available for sale. The average balance for taxable securities excludes the SFAS 115 valuation allowance.

(2) All tax-exempt investment securities are classified as held to maturity. Interest income on tax-exempt investment securities is presented on a tax-equivalent basis. Tax exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(3) Includes average balance of loans held for sale of $382 in 2003, $156 in 2002 and $160 in 2001. Interest income on loans held for sale was $23 in 2003, $13 in 2002 and $14 in 2001.

(4) Excludes the average balance of deferred tax assets related to the SFAS 115 valuation allowance on investment securities available for sale.

RATE/VOLUME ANALYSIS

     Future net interest income will be affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated for each category of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate), (ii) changes in rate (changes in average rate multiplied by prior average volume), and (iii) total change. Changes due to the combination of rate and volume changes (change in average volume multiplied by change in average rate) have been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

                                                              YEAR ENDED DECEMBER 31, 2003
                                                                         VERSUS
                                                              YEAR ENDED DECEMBER 31, 2002
                                                             ------------------------------
                                                               INCREASE (DECREASE) DUE TO
                                                              VOLUME      RATE       TOTAL
                                                             --------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
Interest Income:
  Federal funds sold.......................................   $  (54)     $ (44)      $(98)
  Investment securities -- taxable.........................      478       (255)       223
  Investment securities -- tax exempt(1)...................       62         (8)        54
  Loans....................................................      817       (299)       518
                                                              ------      -----       ----
     Total change in interest income.......................   $1,303      $(606)      $697
                                                              ------      -----       ----
Interest Expense:
  Interest bearing checking................................   $  211      $(107)      $104
  Money market deposits....................................       37       (132)       (95)
  Savings deposits.........................................       11        (18)        (7)
  Time deposits............................................      163        (44)       119
  Short-term borrowings....................................        1        (43)       (42)
                                                              ------      -----       ----
     Total change in interest expense......................      423       (344)        79
                                                              ------      -----       ----
Total change in net interest income........................   $  880      $(262)      $618
                                                              ======      =====       ====

                                                             YEAR ENDED DECEMBER 31, 2002
                                                                        VERSUS
                                                             YEAR ENDED DECEMBER 31, 2001
                                                            ------------------------------
                                                              INCREASE (DECREASE) DUE TO
                                                             VOLUME      RATE       TOTAL
                                                            --------    -------    -------
                                                                (DOLLARS IN THOUSANDS)
Interest Income:
  Federal funds sold......................................   $  (25)     $(217)     $(242)
  Investment securities -- taxable........................       96       (259)      (163)
  Investment securities -- tax exempt(1)..................        2        (11)        (9)
  Loans...................................................    1,568       (260)     1,308
                                                             ------      -----      -----
     Total change in interest income......................   $1,641      $(747)     $ 894
                                                             ------      -----      -----
Interest Expense:
  Interest bearing checking...............................   $  239      $ (90)     $ 149
  Money market deposits...................................      (43)      (168)      (211)
  Savings deposits........................................       22        (11)        11
  Time deposits...........................................      165       (163)         2
  Short-term borrowings...................................       36        (86)       (50)
                                                             ------      -----      -----
     Total change in interest expense.....................      419       (518)       (99)
                                                             ------      -----      -----
Total change in net interest income.......................   $1,222      $(229)     $ 993
                                                             ======      =====      =====

---------------

(1) Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

COMPARISON OF RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002

     General. Net income increased 1.0% to $500,000 for the year ended December 31, 2003, as compared to net income of $495,000 for the period ended December 31, 2002. This increase was due to a $697,000 increase in net interest and total other income, coupled with a $50,000 reduction in the provision for loan losses, which were only partially offset by a $736,000 increase in total other expense and a $6,000 increase in income tax expense.

     Basic earnings per share, without giving effect to our 5% stock dividend payable on April 15, 2004 to shareholders of record on April 1, 2004, decreased to $0.37 for the year ended December 31, 2003 ($0.36 on a diluted basis) from $0.46 for the year ended December 31, 2002 ($0.45 on a fully diluted basis). Giving effect to this pending stock dividend, earnings per share for 2003 would be $0.35 (basic and diluted), compared to $0.44 for 2002 ($0.43 on a diluted basis). This decrease was due to the issuance of additional shares of common stock in our public offering of units completed in December 2002, which shares had only a marginal effect on the weighted average number of shares outstanding for 2002. In the offering, we sold 267,119 units and each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock.

     Total interest income increased 16.6% to $4.8 million from $4.1 million primarily due to the growth and mix of earning assets. Total other income increased 48.0% or by $97,000 to $299,000 from $202,000, due to increased deposit fees, gains on sale of mortgage loans and other fees as partially offset by an 83.3% decline in gains on sale of investments to $4,000 from $24,000 in the previous year. Total other expenses increased 36.4% or $736,000 to $2.8 million from $2.0 million due to growth related expenses from staffing increases, new marketing initiatives, increased regulatory compliance costs and more customer volume and activity, as well as increased expenses related to the opening of our new Westville office.

     Net Interest Income. Interest income increased by $679,000 to $4.8 million from $4.1 million, primarily due to a $26.2 million increase in average earning assets. Interest and fees on loans increased by $518,000 for the year ended December 31, 2003, due to an increase in average loans and loans available for sale outstanding of $12.8 million or 26.9% from the prior period, which more than offset the decline in the average yield on the loan portfolio. The average yield on our loan portfolio declined from 6.85% in 2002 to 6.26% in 2003 due to the declining interest rate environment. Interest on federal funds sold decreased by $98,000 due to a decrease of $4.1 million in average balances and lower yields caused by market rate declines. Interest and dividends on investments increased by $259,000 for the period due to an increase of $17.5 million in average outstanding balances. The increase was partially offset by an overall decline in the yield on investment securities caused by a decline in market interest rates. The average yield on investment securities declined to 2.87% in 2003 from 4.34% in 2002.

     Total interest expense increased $79,000 from the prior period, due principally to a $21.9 million increase in average interest bearing liabilities. The increase in the average balance of deposits was ameliorated by the lower rates paid on deposit accounts and short term borrowings, as the cost of interest bearing liabilities declined from 2.10% in 2002 to 1.61% in 2003. Our net interest margin was 3.55% for the year ended December 31, 2003 as compared to 3.97% for the prior period ended December 31, 2002, as our interest earning assets repriced downward to a greater degree than our interest bearing liabilities.

     Provision for Loan Losses. The provision for loan losses decreased to $225,000 for year ended December 31, 2003 compared to $275,000 for the prior period. Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. The allowance for loan losses was $768,000 at December 31, 2003, or 1.15% of total outstanding loans. See "Business -- Allowance for Loan Losses" for more information.

     The bank's loan portfolio is relatively unseasoned due to the fact that we commenced operations in 2000. Therefore, our historical charge-off and non-performing loan statistics may not be indicative of future trends.

     Total Other Income. Other income, primarily service charges on deposit accounts and gains on sale of mortgages held for sale, increased $97,000 to $299,000 for the year ended December 31, 2003. Fees from deposit account holders for the year ended December 31, 2003 were approximately $139,000 compared to $85,000 in the prior period. This 63.5% increase was principally due to deposit growth. For the year ended December 31, 2003, we recorded gains on the sale of residential mortgage loans held for sale of $103,000 compared to $62,000 in the prior period. This was primarily due to increased refinancing activity due to lower interest rates during the year. In general, we sell all newly originated fixed-rate residential mortgage loans into the secondary market on a servicing released basis. The increase of $22,000 to $53,000 in 2003 from $31,000 in 2002, in other fees and charges was primarily volume related. Gains on sale of investments available for sale for the year ended December 31, 2003 declined to $4,000 compared to $24,000 in the year ended December 31, 2002.

     Total Other Expense. Total other expenses for the year ended December 31, 2003 increased $736,000 or 36.4% to $2.8 million compared to $2.0 million in the prior period. Most of the increases were due to growth related factors:

     - Employee related expenses were $1.2 million for the year compared to $842,000 for the year ended December 31, 2002, reflecting additions to our staff as well as normal compensation increases.

     - Occupancy and equipment expenses increased $117,000 to $335,000 for the year ended December 31, 2003, compared to $218,000 in the prior period. The opening of our Westville branch office in January 2003 accounted for $72,000 of these increases.

     - Advertising expenses increased $70,000 to $145,000 for the year ended December 31, 2003 compared to $75,000 in the prior period. This was due to increased activity relating to our Westville opening and other marketing campaigns designed to increase community awareness of our presence, products and capabilities.

     - Due to increased business volume, data processing expenses increased 23.3% to $275,000 for the year ended December 31, 2003 compared to $223,000 for the year ended December 31, 2002.

     - Professional services, including audit, loan review, and legal expenses increased $27,000 to $222,000 during the year ended December 31, 2003 compared to $195,000 for the comparable prior period. This increase was primarily related to our growth.

     - Other operating expenses included postage, ATM charges, telephone expenses, business development costs and other miscellaneous expenses. These expenses also included a loss of $19,000 on the replacement of equipment during the year ended December 31, 2003. Due to growth and increased activity, other operating expenses increased $137,000 or 29.2% to $607,000 for the year ended December 31, 2003, compared to $470,000 for the year ended December 31, 2002.

     Income Taxes. Our recorded income tax expense for the year ended December 31, 2003 was $335,000 compared to $329,000 in the prior period. The increase in income tax expense is due to higher pre-tax income for the year ended December 31, 2003 as compared to the prior period. The effective rates for the year ended December 31, 2003 and 2002 were 40.1% and 39.9%, respectively.

  YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001

     General. Net income increased 37.1% to $495,000 for the year ended December 31, 2002 as compared to net income of $361,000 for the period ended December 31, 2001. Basic earnings per share, without giving effect to our 5% stock dividend payable on April 15, 2004, increased to $0.46 for the year ended December 31, 2002 ($0.45 on a diluted basis) from $0.37 (basic and diluted) for the year ended December 31, 2001. Giving effect to the stock dividend, net income per share for 2002 was $0.44 ($0.43 on a fully diluted basis) compared to $0.35 for 2001 (basic and diluted). This increase in net income was due to a $1.0 million increase in net interest and other income, which was partially offset by a $423,000 increase in income tax expense, a $422,000 increase in total other expense, and a $50,000 increase in the provision for loan losses.

     Total interest income increased 28.1% to $4.1 million from $3.2 million primarily due to the growth and mix of earning assets. Total other income increased 19.5% or by $33,000 due to increased deposit fees, gains on sale of residential mortgage loans and other fees, as partially offset by a 63.1% decline in gains on sale of investments to $24,000 from $65,000 in the previous year. Total other expenses increased $422,000 to $2.0 million from $1.6 million, or 26.4%, due to increased staff, additional occupancy expenses and volume related charges.

     Net Interest Income. Total interest income increased 28.1% to $4.1 million from $3.2 million primarily due to the growth and mix of earning assets. Interest and fees on loans increased by $1.3 million for the year ended December 31, 2002, due to an increase in average loans and loans available for sale outstanding of $22.5 million or 90.3% from the prior period. Interest on federal funds sold decreased by $242,000 due to lower yields caused by market rate declines and a decrease of $770,000 in average balances. Interest and dividends on investments decreased by $169,000 for the period due to a general decline in market interest rates.

     Total interest expense decreased $99,000 from the prior period, due principally to a decrease in the average rate paid on deposits and short-term borrowings from 3.26% to 2.10%. Our net interest margin was 3.97% for the year ended December 31, 2002 as compared to 3.85% for the prior period ended December 31, 2001.

     Provision for Loan Losses. Our provision for loan losses for 2002 was $275,000, representing a $50,000, or 22.2%, increase over the $225,000 recorded for 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under "Business -- Allowance for Loan Losses." The increase in the 2002 provision was principally due to the substantial growth in our loan portfolio combined with management's view of the appropriate level of reserves given the state of the economy in 2002. The allowance for loan losses was $576,000 at December 31, 2002, representing 1.06% of total outstanding loans. The allowance for loan losses at December 31, 2001 was $335,000 or 0.91% of total outstanding loans at that date.

     Total Other Income. We derive a significant portion of our other income from fees assessed on retail and business deposit account holders. Fees from deposit account holders for the year ended December 31, 2002 were approximately $85,000 compared to $47,000 for the year ended December 31, 2001. This increase is primarily the result of deposit growth. In addition, during 2002 we recorded income from the sale of residential mortgages held-for-sale in the amount of $62,000 and gains on the sale of available-for-sale securities in the amount of $24,000. For the year ended December 31, 2001, we recorded gains on sale of mortgages held-for-sale in the amount of $46,000 and gains on sale of available-for-sale securities of $65,000.

     Total Other Expenses. Total other expenses for the year ended December 31, 2002 increased 26.4% to $2.0 million as compared to $1.6 million for the year ended December 31, 2001. Most of the increases were due to the following growth related factors:

     - Salaries, wages and employee benefit expenses were $842,000 for the year ended December 31, 2002 as compared to $770,000 in the prior period, reflecting additions to our staff as well as normal compensation increases.

     - In the second quarter of 2002, the bank moved its accounting and operations department to a new location. This coupled with additional equipment for the added staff resulted in 29.8% increase in occupancy and equipment expenses to $218,000 from $168,000 in the prior year.

     - As the volume of our business increased due to our growth, data processing expenses for the year ended December 31, 2002 were $223,000, a 54.9% increase from the previous period.

     - Professional services increased $77,000 to $195,000 in 2002 from $118,000 in 2001, as audit and loan review fees increased 75.9% from $58,000 in 2001 to $102,000 in 2002. Legal expenses also increased during the period from $41,000 in 2001 to $68,000 in 2002.

     - Other operating expense increased $127,000 to $470,000 in 2002 from $343,000 in 2001, as the growth in deposits and assets caused FDIC/OCC premiums and assessments to increase from $25,000 in 2001 to $45,000 in 2002, an increase of 80.0%. In addition, during 2002 we increased our dependence on outside couriers used for pick-up and delivery services to our customers. (The bank's internal courier service did not commence operations until 2003.) As a result of this and general growth, postage and courier related expenses increased to $77,000 in 2002, a 108.1% increase from the prior period.

     Income Taxes. During 2002, we recorded an income tax expense of $329,000, compared to a net tax benefit of $94,000 for 2001. This net tax benefit was due to the reversal of the valuation allowance on our deferred tax assets in the amount of $194,000, which offset our current tax expense of $125,000. We have deferred tax assets because of differences that arise between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

LIQUIDITY

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funding through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, securities classified as available-for-sale, and loans maturing within one year. As a result of our management of liquid assets and the ability to generate liquidity through additional deposits or borrowings, we are able to maintain overall liquidity sufficient to satisfy our deposit withdrawal requirements and meet our customers' borrowing needs.

     At December 31, 2003 cash, cash equivalents, securities classified as securities available for sale, and federal funds sold totaled $44.5 million and were 37.7% of total assets. However, we have pledged $26.1 of our securities available for sale as collateral for uninsured municipal deposits held by us and uninsured deposits that underlie retail repurchase agreements, which adversely impacts our liquidity position. Asset liquidity is also provided by managing loan maturities. At December 31, 2003, approximately $29.6 million or 44.3% of loans would mature or reprice within a one-year period. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

     Net cash provided by operating activities for the year ended December 31, 2003 was $721,000 compared to $838,000 for the previous period. The difference can be attributed to an increase in mortgage loans available for sale offset by increased accretion of discounts on securities. An increase in other assets also contributed to the change.

     Net cash used in investing activities was $15.8 million for the year ended December 31, 2003 compared with $30.8 million for the previous year. Proceeds from prepayments and redemptions of securities in excess of the prior year, as well as a slower pace of loan growth, accounted for the majority of this change.

     Cash provided by financing activities was $19.5 million in fiscal year 2003 compared with $18.2 million in fiscal year 2002. Deposit growth was partially offset by a decline in short-term borrowings. In addition, in December 2002, we completed a public offering of units of common stock and warrants. In the offering, we sold 267,119 units at an offering price of $8.10 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. 1st Colonial raised net proceeds of $1.9 million in the offering, and these proceeds were included in cash provided by financing activities in fiscal year 2002.

CAPITAL RESOURCES

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions, economic forces and growth and expansion activities. We seek to maintain a capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

     The bank's capital position exceeds regulatory minimums. The primary indicators relied on by the OCC and other bank regulators in measuring strength of capital position are the Tier 1 risk-based capital ratio, total risk-based capital ratio and leverage ratio. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Total capital consists of Tier 1 capital, qualifying subordinated debt and a portion of the allowance for possible loan losses. Risk-based capital ratios are calculated with reference to risk weighted assets, which consist of both on and off balance sheet risks (such as letters of credit, lines of credit and home equity lines).

     We manage capital ratios to exceed regulatory minimums. The bank's Tier 1 risk-based capital ratio was 13.52% at December 31, 2003. The bank's total risk-based capital ratio was 14.60% at December 31, 2003. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00%, respectively. The leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2003, the bank's leverage ratio was 8.73%, which exceeded the required minimum leverage ratio of 4.00%. Management anticipates these ratios to decline as capital is leveraged in support of deposit and asset growth.

     The following table shows our regulatory capital ratios and shareholders' equity to total assets as of December 31, 2003:

                                                              AT DECEMBER 31, 2003
                                                              ---------------------
                                                              REGULATORY    ACTUAL
                                                                MINIMUM      RATIO
                                                              -----------   -------
Total risk-based capital ratio..............................     8.0%       14.60%
Tier 1 risk-based capital ratio.............................     4.0%       13.52%
Tier 1 leverage ratio.......................................     4.0%        8.73%
Shareholders' equity to total assets........................     None        8.09%

CONTRACTUAL OBLIGATIONS

     We enter into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require us to make cash payments over time as detailed in the table below (For further information regarding our contractual obligations refer to Notes 9, 10, 15 and 16 of our Financial Statements, herein.):

                             PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS                             LESS THAN    1-3      4-5      AFTER
AT DECEMBER 31, 2003                       TOTAL     1 YEAR     YEARS    YEARS    5 YEARS
-----------------------                   -------   ---------   ------   ------   -------
                                                          (IN THOUSANDS)
Borrowings..............................  $ 4,087    $ 4,087    $    0   $    0     $0
Certificates of deposit.................   26,232     20,577     2,251    3,404      0
Operating leases........................      363         78       185      100      0
Capital leases..........................        0          0         0        0      0
                                          -------    -------    ------   ------     --
Total contractual cash obligations......  $30,682    $24,742    $2,436   $3,504     $0
                                          =======    =======    ======   ======     ==

OFF-BALANCE SHEET INSTRUMENTS

     We do not have any off-balance sheet arrangements as that term is defined in Item 303 of SEC Regulation S-B (such as guarantee contracts, credit or liquidity support arrangements, derivative instruments or variable interests in other entities). We are, however, a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. These financial instruments involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these financial instruments reflect the extent of our involvement in particular classes of financial instruments.

     Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Unless noted otherwise, we do not require and are not required to pledge collateral or other security to support financial instruments with credit risk.

                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

                                              TOTAL
OTHER COMMERCIAL COMMITMENTS                 AMOUNTS    LESS THAN    1-3     4-5     AFTER
AT DECEMBER 31, 2003                        COMMITTED    1 YEAR     YEARS   YEARS   5 YEARS
----------------------------                ---------   ---------   -----   -----   -------
                                                            (IN THOUSANDS)
Commitments to extend credit:
  Lines of Credit.........................   $3,666      $3,274     $392     $0     $    0
                                             ------      ------     ----     --     ------
  Unfunded residential mortgages..........    4,653         522        0      0      4,131
                                             ------      ------     ----     --     ------
Total commercial commitments..............   $8,319      $3,796     $392     $0     $4,131
                                             ======      ======     ====     ==     ======

     For further information regarding our commitments, refer to Note 16 to the "Notes to Financial Statements" included in this prospectus.

INTEREST SENSITIVITY

     An important element of both earnings performance and the maintenance of sufficient liquidity is management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-rate sensitive assets and interest-rate sensitive liabilities in a specific time period. Interest rate "gap analysis" is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which re-price within these specific time periods, either through maturity or rate adjustment. A "positive gap" for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a "positive gap" would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities and its net interest income should be negatively affected. Conversely, the cost of funds for an institution with a "positive gap" would generally be expected to increase more slowly than the yield on its assets in a rising interest rate environment, and such institution's net interest income generally would be expected to be positively affected by rising interest rates. If we had a "negative gap" position with respect to a given time period, it would indicate that more liabilities may reprice within that time period than assets, with the result that rising rates may have a negative impact on interest rate spread and therefore on earnings.

     The gap can be managed by repricing assets or liabilities, by selling securities or loans held-for-sale, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval contributes to preserving net interest margins and minimizing the impact on net interest income in periods of rising or falling interest rates. We evaluate interest sensitivity risk and then formulate guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments (such as letters of credit, lines of credit and credit card lines) in order to manage sensitivity risk. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

     The following table illustrates our interest sensitivity gap position at December 31, 2003. It summarizes the contractual repayment terms or nearest repricing dates of our interest earning assets and interest-bearing liabilities. This table presents a position that existed at one particular day (December 31, 2003) and therefore is not necessarily indicative of our position at any other time.

INTEREST SENSITIVITY ANALYSIS

                                                  MATURING OR REPRICING IN:
                                      -------------------------------------------------
                                       WITHIN     4-12       1-5      OVER
                                      3 MONTHS   MONTHS     YEARS    5 YEARS    TOTAL
                                      --------   -------   -------   -------   --------
Interest earning assets:
  Federal funds sold................  $ 9,735    $    --   $    --   $    --   $  9,735
  Interest bearing deposits.........      500         --        --        --        500
  Investment securities held to
     maturity.......................      387      5,421        --        --      5,808
  Investment securities
     available-for-sale.............    8,812      8,169    10,493       511     27,985
  Loans and mortgages available for
     sale...........................   20,579      9,005    36,536       711     66,831
                                      -------    -------   -------   -------   --------
       Total interest earning
          assets....................  $40,013    $22,595   $47,029   $ 1,222   $110,859
                                      =======    =======   =======   =======   ========
Interest bearing liabilities:
  Deposits:
     Interest bearing demand........  $ 6,612    $18,680   $ 9,014   $ 3,005   $ 37,311
     Money market...................    2,646      3,402     9,073        --     15,121
     Savings........................      762        709     2,836       946      5,253
     Time deposits $100,000 and
       over.........................    9,737      5,591     1,556        --     16,884
     Time deposits less than
       $100,000.....................    2,277      2,972     4,099        --      9,348
  Other borrowed money..............    4,087         --        --        --      4,087
                                      -------    -------   -------   -------   --------
       Total interest bearing
          liabilities...............  $26,121    $31,354   $26,578   $ 3,951   $ 88,004
                                      =======    =======   =======   =======   ========
  Period gap........................  $13,892    $(8,759)  $20,451   $(2,729)  $ 22,855
                                      =======    =======   =======   =======   ========
  Cumulative gap....................  $13,892    $ 5,133   $25,584   $22,855
                                      =======    =======   =======   =======
  Ratio of cumulative gap to total
     interest earning assets........    12.53%      4.63%    23.08%    20.62%
                                      =======    =======   =======   =======

     While securities available-for-sale are presented in the foregoing table according to the earlier of their stated maturities or call dates, such investments can, if necessary, be sold at any time in reaction to interest rate changes or funding demands.

     We manage our interest rate sensitivity gap to, among other things, control the exposure of our net interest margin such that a 200 basis point increase or decrease in market rates will impact net interest income by no more than approximately 15% in any one year period. At December 31, 2003, we estimate that if interest rates increased by 200 basis points, projected net interest income for 2003 would decrease by 3.4% despite the fact that we had a positive gap. This is due to the fact that callable agency securities would not be called and we would not be able to reinvest these funds into higher yielding investments. Given the current interest rate levels, all interest rates could not decline 200 basis points. We estimate that a 100 basis point decrease would cause net interest income to decrease approximately 7.4%. This is due to callable agency securities being called, necessitating reinvestment into lower yielding investments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

  TECHNICAL CORRECTIONS TO FASB STATEMENTS.

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

     The adoption of this Statement did not have an impact on 1st Colonial's earnings, financial condition or equity.

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

     The provisions of this Statement are to be applied prospectively for exit or disposal activities that are initiated after December 31, 2003, with early application encouraged. 1st Colonial does not expect the adoption of this Statement to have an impact on its earnings, financial condition, or equity.
                                        37

  ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

     In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used. With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. The adoption of this Statement did not have an impact on 1st Colonial's earnings, financial condition, or equity.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No.
123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. Adoption of SFAS No. 148 did not impact 1st Colonial's earnings, financial condition, or equity. However, 1st Colonial did modify its disclosures related to the method of accounting for stock-based employee compensation in accordance with SFAS No. 148.

  GRANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES

     During 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, was issued. FASB Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2003. Adoption of FASB Interpretation No. 45 did not have an impact on 1st Colonial's earnings, financial condition, or equity.

  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     During 2002, FASB Interpretation No. 46, Consolidation of Variable Interest Entities, was issued. FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. Adoption of FASB Interpretation No. 46 did not have an impact on 1st Colonial's earnings, financial condition, or equity.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. With some exceptions, this Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have an impact on 1st Colonial's earnings, financial condition, or equity.

  FINANCIAL INSTRUMENTS WITH DEBT AND EQUITY CHARACTERISTICS

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this Statement did not have an impact on 1st Colonial's earnings, financial condition, or equity.

ITEM 7. FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
Consolidated Statements of Financial Condition as of
  December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders' Equity and
  Comprehensive Income for the years ended
  December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
1st Colonial Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of 1st Colonial Bancorp, Inc. and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Philadelphia, PA
February 6, 2004

                           1ST COLONIAL BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2003 AND 2002

                                                                 2003        2002
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................   $  6,281     $ 6,156
Federal funds sold..........................................      9,735       6,005
Interest-bearing deposits...................................        500          --
                                                               --------     -------
     Cash and cash equivalents..............................     16,516      12,161
                                                               --------     -------
Investments held to maturity (fair value of $5,796 at
  December 31, 2003 and $1,218 at December 31, 2002)........      5,808       1,220
Securities available for sale (amortized cost of $28,107 at
  December 31, 2003 and $29,776 at December 31, 2002).......     27,985      29,934
Mortgage loans held for sale................................        281          63
Loans.......................................................     66,550      54,198
  Less allowance for loan losses............................       (768)       (576)
                                                               --------     -------
     Net loans..............................................     65,782      53,622
Premises and equipment, net.................................        935         763
Accrued interest receivable.................................        373         341
Deferred tax assets.........................................        301         181
Other assets................................................         91          35
Total assets................................................   $118,072     $98,320
                                                               ========     =======

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits..................................................   $104,323     $82,948
  Short-term borrowings.....................................      4,087       6,033
  Accrued interest payable..................................          8          10
  Income taxes payable......................................         48          51
  Other liabilities.........................................         55          76
                                                               --------     -------
     Total liabilities......................................    108,521      89,118
                                                               --------     -------
Shareholders' equity:
  Common stock, $0 par value; authorized 5,000,000 shares;
     issued and outstanding 1,347,130 shares at December 31,
     2003 and 1,343,590 shares at December 31, 2002.........         --          --
  Additional paid-in capital................................      9,238       8,935
  Retained earnings.........................................        386         166
  Accumulated other comprehensive (loss) income.............        (73)        101
                                                               --------     -------
     Total shareholders' equity.............................      9,551       9,202
                                                               --------     -------
Total liabilities and shareholders' equity..................   $118,072     $98,320
                                                               ========     =======

          See accompanying notes to consolidated financial statements.

                           1ST COLONIAL BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                 2003             2002            2001
                                                            --------------   --------------   ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
Interest income:
  Loans...................................................    $    3,769       $    3,251       $  1,943
  Federal funds sold and interest-bearing deposits........            78              176            418
  Investments:
     Taxable..............................................           870              647            810
     Nontaxable...........................................            47               11             17
                                                              ----------       ----------       --------
       Total interest income..............................         4,764            4,085          3,188
                                                              ----------       ----------       --------
Interest expense:
  Deposits................................................         1,203            1,082          1,131
  Short-term borrowings...................................            41               83            133
                                                              ----------       ----------       --------
       Total interest expense.............................         1,244            1,165          1,264
                                                              ----------       ----------       --------
       Net interest income................................         3,520            2,920          1,924
Provision for loan losses.................................           225              275            225
                                                              ----------       ----------       --------
       Net interest income after provision for loan
          losses..........................................         3,295            2,645          1,699
                                                              ----------       ----------       --------
Other income:
  Service charges on deposit accounts.....................           139               85             47
  Gain on sales of mortgage loans held for sale...........           103               62             46
  Other income, service charges, and fees.................            53               31             11
  Gain on sales of securities available for sale..........             4               24             65
                                                              ----------       ----------       --------
       Total other income.................................           299              202            169
                                                              ----------       ----------       --------
Other expenses:
  Compensation and employee benefits......................         1,175              842            770
  Occupancy and equipment expenses........................           335              218            168
  Advertising expense.....................................           145               75             58
  Data processing expense.................................           275              223            144
  Professional services...................................           222              195            118
  Other operating expenses................................           607              470            343
                                                              ----------       ----------       --------
       Total other expenses...............................         2,759            2,023          1,601
                                                              ----------       ----------       --------
       Income before income taxes.........................           835              824            267
Income tax expense (benefit)..............................           335              329            (94)
                                                              ----------       ----------       --------
       Net income.........................................    $      500       $      495       $    361
                                                              ==========       ==========       ========
Earnings per share:
  Basic earnings per share................................    $     0.37       $     0.46       $   0.37
  Diluted earnings per share..............................          0.36             0.45           0.37
Weighted average number of shares outstanding:
  Basic earnings per share................................     1,344,313        1,084,834        981,270
  Diluted earnings per share..............................     1,377,461        1,088,773        984,270

          See accompanying notes to consolidated financial statements.

                           1ST COLONIAL BANCORP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                      ACCUMULATED
                                                                         OTHER
                                            ADDITIONAL   RETAINED    COMPREHENSIVE       TOTAL
                                   COMMON    PAID-IN     EARNINGS       (LOSS)       SHAREHOLDERS'   COMPREHENSIVE
                                   STOCK     CAPITAL     (DEFICIT)      INCOME          EQUITY          INCOME
                                   ------   ----------   ---------   -------------   -------------   -------------
                                                               (DOLLARS IN THOUSANDS)
Balance at December 31, 2000.....  $  --      $5,785       $(597)        $ 114          $5,302
Proceeds from private
  placement......................     --       1,122          --            --           1,122
Stock split effected in the form
  of a dividend, 10%.............     --          93         (93)           --              --
Net unrealized loss on securities
  available for sale, net of
  tax............................     --          --          --           (16)            (16)          $ (16)
Net income.......................     --          --         361            --             361             361
                                                                                                         -----
Total comprehensive income.......                                                                        $ 345
                                   -----      ------       -----         -----          ------           =====
Balance at December 31, 2001.....     --       7,000        (329)           98           6,769
Proceeds from stock offering.....     --       1,931          --            --           1,931
Exercise of director's options...     --           4          --            --               4
Net unrealized gain on securities
  available for sale, net of
  tax............................     --          --          --             3               3           $   3
Net income.......................     --          --         495            --             495             495
                                                                                                         -----
Total comprehensive income.......                                                                        $ 498
                                   -----      ------       -----         -----          ------           =====
Balance at December 31, 2002.....     --       8,935         166           101           9,202
Stock issuance expenses..........     --          (9)         --            --              (9)
Exercise of warrants.............     --          32          --            --              32
Stock dividend...................     --         280        (280)           --              --
Net unrealized loss on securities
  available for sale, net of
  tax............................     --          --          --          (174)           (174)          $(174)
Net income.......................     --          --         500            --             500             500
                                                                                                         -----
Total comprehensive income.......                                                                        $ 326
                                   -----      ------       -----         -----          ------           =====
Balance at December 31, 2003.....  $  --      $9,238       $ 386         $ (73)         $9,551
                                   =====      ======       =====         =====          ======

          See accompanying notes to consolidated financial statements.

                           1ST COLONIAL BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $    500   $    495   $    361
                                                              --------   --------   --------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       113         90         74
    Amortization (accretion) of premium (discount) on
       securities, net......................................       173         19        (32)
    Amortization of deferred fees/cost, net.................        41         10          7
    Gain on sales of mortgage loans held for sale...........      (103)       (62)       (46)
    Gain on sales of securities available for sale..........        (4)       (24)       (65)
    Loss on fixed asset retirements.........................        19         --         --
    Provision for loan losses...............................       225        275        225
    Cash disbursed for mortgage banking activities..........   (21,771)   (12,784)    (9,840)
    Cash received for mortgage banking activities...........    21,656     12,965      9,704
    Increase in accrued interest receivable.................       (32)       (11)       (84)
    Deferred income tax benefit.............................       (14)       (19)      (219)
    (Increase) decrease in other assets.....................       (56)        26        (17)
    (Decrease) increase in accrued interest payable.........        (2)       (20)        21
    (Decrease) increase in income taxes payable.............        (3)       (74)       125
    Decrease in other liabilities...........................       (21)       (48)        (6)
                                                              --------   --------   --------
       Total adjustments....................................       221        343       (153)
                                                              --------   --------   --------
       Net cash provided by operating activities............       721        838        208
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from maturities and sales of securities available
    for sale................................................    28,129     21,714      9,525
  Proceeds from maturities of securities held to maturity...     1,220        931         --
  Purchases of securities held to maturity..................    (5,808)      (935)    (1,216)
  Purchases of securities available for sale................   (31,665)   (35,344)   (17,180)
  Repayment of principal of securities available for sale...     5,036        893        568
  Increase in loans receivable, net.........................   (12,426)   (17,646)   (22,310)
  Capital expenditures......................................      (304)      (411)       (80)
                                                              --------   --------   --------
       Net cash used in investing activities................   (15,818)   (30,798)   (30,693)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net increase in deposits..................................    21,375     15,683     43,971
  Net (decrease) increase in short-term borrowings..........    (1,946)       573      3,467
  Issuance of common stock, net.............................        23      1,935      1,122
                                                              --------   --------   --------
       Net cash provided by financing activities............    19,452     18,191     48,560
                                                              --------   --------   --------
       Net increase (decrease) in cash and cash
         equivalents........................................     4,355    (11,769)    18,075
Cash and cash equivalents at beginning of year..............    12,161     23,930      5,855
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 16,516   $ 12,161   $ 23,930
                                                              ========   ========   ========
Supplemental disclosures:
  Cash paid during the year for:
    Interest................................................  $  1,242   $  1,185   $  1,243
    Income taxes............................................       350        346        319
  Noncash items:
    Net change in unrealized gains on available for sale
       securities, net of taxes of $106 for 2003, $8 for
       2002 and ($65) for 2001..............................      (174)         3        (16)
    Issuance of stock dividend..............................       280         --         93

          See accompanying notes to consolidated financial statements.

                           1ST COLONIAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

(1) NATURE OF OPERATIONS

     1st Colonial Bancorp, Inc. (the Company) is a Pennsylvania corporation headquartered in Collingswood, New Jersey, and the parent company of 1st Colonial National Bank (the Bank). The Bank opened for business on June 30, 2000, and provides a wide range of business and consumer financial services through its two New Jersey branch offices located in Collingswood and Westville.

     The Company was organized as the holding company for the Bank, in connection with the reorganization approved by the Bank's shareholders at the annual meeting on June 12, 2002. As a bank holding company registered under the Bank Holding Company Act of 1956, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the FRB). The Bank is a national bank whose deposits are insured by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC). The Company's operations and those of the Bank are subject to supervision and regulation by FRB, the FDIC, and the Office of the Comptroller of the Currency (OCC). The principal activity of the Bank is to provide its local communities with general commercial and retail banking services. The Bank is managed as one business segment.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the parent company, 1st Colonial Bancorp, Inc., and its wholly owned subsidiary, 1st Colonial National Bank.

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

  (c) CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits (including certificates of deposit with original terms of three months or less), and federal funds sold. Generally, federal funds sold are repurchased the following day.

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

  (e) SECURITIES AVAILABLE FOR SALE

     Securities not classified as held to maturity are classified as available for sale and are stated at fair value. Unrealized gains and losses are excluded from earnings and are reported as accumulated other comprehensive (loss) income, net of tax, a separate component of shareholders' equity, until realized. Gains and losses are determined using the specific-identification method and are accounted for on a trade-date basis.

                           1ST COLONIAL BANCORP, INC.

  (f) MORTGAGE LOANS HELD FOR SALE

     The Bank originates and sells residential mortgage loans (without recourse) servicing released to the secondary market. This activity enables the Bank to fulfill the credit needs of the community while reducing its overall exposure to interest rate and credit risk. These loans are reported at the lower of their cost or fair market value.

  (g) LOANS

     Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income is accrued on the principal amount outstanding. Loan origination fees and related direct costs are deferred and amortized to interest income over the term of the respective loan as a yield adjustment.

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

  (h) ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses reflects management's best estimate of losses, both known and inherent, in the existing loan portfolio. Management uses significant estimates to determine the allowance for loan losses. Management's estimates consider such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. The provision for loan losses charged to operating expenses represents the amount necessary to maintain an appropriate allowance. Loan losses are charged directly against the allowance for loan losses when loans are determined to be uncollectible. Recoveries on previously charged-off loans are added to the allowance when received.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

  (i) PREMISES AND EQUIPMENT

     Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the expected useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful lives or the remaining lease term. Software costs, furniture, and equipment have depreciable lives of 3 to 10 years. Building and improvements have estimated useful lives of 30 years. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

                           1ST COLONIAL BANCORP, INC.

  (j) OTHER REAL ESTATE OWNED

     Other real estate owned would be comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of properties are capitalized, while expenses related to the operation and maintenance of properties are expensed as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Bank had no real estate owned at December 31, 2003 and 2002.

  (k) EARNINGS PER SHARE

     Basic earnings per share is calculated as net income divided by the weighted average number of shares outstanding. Dilutive earnings per share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices. Share and per-share data for all periods presented have been restated to reflect the 10% stock dividend paid on January 15, 2002 and the 5% stock dividend paid on April 15, 2003.

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

                           1ST COLONIAL BANCORP, INC.

  (m) STOCK OPTIONS

     As of December 31, 2003, the Company had four stock-based compensation plans, which are described more fully in note 19. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands, except per-share amounts).

                                                                        BASIC     DILUTIVE
                                                                      EARNINGS    EARNINGS
                                                            NET          PER         PER
                                                           INCOME       SHARE       SHARE
                                                         ----------   ---------   ---------
2003:
  As reported..........................................    $ 500         0.37        0.36
  Compensation expense.................................     (102)       (0.07)      (0.07)
                                                           -----        -----       -----
  Pro forma............................................    $ 398         0.30        0.29
                                                           =====        =====       =====
2002:
  As reported..........................................    $ 495         0.46        0.45
  Compensation expense.................................      (44)       (0.04)      (0.04)
                                                           -----        -----       -----
  Pro forma............................................    $ 451         0.42        0.41
                                                           =====        =====       =====
2001:
  As reported..........................................    $ 361         0.37        0.37
  Compensation expense.................................      (29)       (0.03)      (0.03)
                                                           -----        -----       -----
  Pro forma............................................    $ 332         0.34        0.34
                                                           =====        =====       =====

  (n) RECENT ACCOUNTING PRONOUNCEMENTS

  Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).

     The provisions of SFAS No. 146 are to be applied prospectively for exit or disposal activities that are initiated after December 31, 2003, with early application encouraged. The adoption of SFAS No. 146 did not have an impact on the Company's earnings, financial condition, or equity.

 Guarantor's Accounting and Disclosure Requirements for Guarantees

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

                           1ST COLONIAL BANCORP, INC.

The recognition requirement is effective for guarantees issued or modified after December 31, 2003. Adoption of Interpretation No. 45 did not have an impact on the Company's earnings, financial condition, or equity.

 Consolidation of Variable Interest Entities

     In December 2003, the Financial Accounting Standards Board (FASB) issued a revised FASB Interpretation No. 46, Consolidated of Variable Interest Entities (FIN 46R). This interpretation addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FASB interpretation No. 46, Consolidated of Variable Interest Entities, which was originally issued in January 2003. FIN 46R will be applied to variable interest entities created after December 13, 2003.

  Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. With some exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's earnings, financial condition, or equity.

 Financial Instruments with Debt and Equity Characteristics

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have an impact on the Company's earnings, financial condition, or equity.

 Accounting for Temporary Impairment and Its Application to Certain Investments

     In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The requirements apply to investments in debt and marketable equity securities that are accounted under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investments by not-for-profit entities accounted for under SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and the requirements apply only to annual financial statements. The additional disclosures required by EITF Issue No. 03-1 include the following items: the amount of unrealized losses and related fair market values of investment securities, the nature of the investment securities, the number of investment securities that are in an unrealized position, the severity and during of the impairments, the cause of impairments, and a conclusion as to whether any of the unrealized losses represent an other-than-temporary impairment. As a result of the implementation of EITF Issue No. 03-1, the Company's disclosures related to investment securities have been modified.

                           1ST COLONIAL BANCORP, INC.

(3) COMMON STOCK OFFERING

     On December 20, 2002, the Company completed its public offering of units of common stock and warrants. In the offering, the Company sold 267,119 units at an offering price of $8.10 per unit. Each unit consisted of one share of common stock and a warrant to purchase an additional share of common stock during the next three years at a purchase price of $9.14 per share. The Company raised net proceeds of $1.93 million in the offering. These proceeds are being used to fund, among other things, the continued growth of the Bank, including the establishment of additional branches.

(4) COMMON STOCK DIVIDENDS

     On November 19, 2003, the Company declared a 5% stock dividend to all shareholders of record as of April 1, 2004 payable on April 15, 2004.

     On April 15, 2003, the Company paid a 5% stock dividend to all shareholders of record as of April 1, 2003. On January 15, 2002 the Company paid a 10% stock dividend to all shareholders of record as of January 2, 2002. The number of shares and earnings per share amounts were restated to reflect the stock dividends paid on January 15, 2002 and April 15, 2003 as of the earliest date presented herein.

(5) CASH AND DUE FROM BANKS

     The Bank is required to maintain certain daily average reserve balances in accordance with FRB requirements. At December 31, 2003 and 2002, the FRB reserve requirement was $1,444,000 and $533,000, respectively.

     In addition, the Bank was required to maintain $200,000 in cash reserves at its correspondent banks at both December 31, 2003 and 2002.

(6) INVESTMENT SECURITIES

     A comparison of amortized cost and approximate fair value of investment securities held to maturity and securities available for sale at December 31, 2003 and 2002 is as follows (in thousands):

                                                                   2003
                                             ------------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
Investments held to maturity:
  Municipal securities.....................   $ 5,808        --           (12)        5,796
                                              -------       ---          ----        ------
Total......................................   $ 5,808        --           (12)        5,796
                                              =======       ===          ====        ======
Securities available for sale:
  U.S. government securities...............   $18,536        54          (111)       18,479
  Mortgage-backed securities...............     9,265        13           (78)        9,200
  Equity securities........................       306        --            --           306
                                              -------       ---          ----        ------
Total......................................   $28,107        67          (189)       27,985
                                              =======       ===          ====        ======

                           1ST COLONIAL BANCORP, INC.

                                                                   2002
                                             ------------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
Investments held to maturity:
  Municipal securities.....................   $ 1,220        --            (2)        1,218
                                              -------       ---          ----        ------
Total......................................   $ 1,220        --            (2)        1,218
                                              =======       ===          ====        ======
Securities available for sale:
  U.S. government securities...............   $19,196       121            --        19,317
  Mortgage-backed securities...............    10,376        44            (7)       10,413
  Equity securities........................       204        --            --           204
                                              -------       ---          ----        ------
Total......................................   $29,776       165            (7)       29,934
                                              =======       ===          ====        ======

     The scheduled maturities of investments held to maturity and securities available for sale at December 31, 2003 is as follows (in thousands):

                                                 INVESTMENTS HELD       SECURITIES AVAILABLE
                                                   TO MATURITY                FOR SALE
                                              ----------------------   ----------------------
                                              AMORTIZED                AMORTIZED
                                                COST      FAIR VALUE     COST      FAIR VALUE
                                              ---------   ----------   ---------   ----------
Due in one year or less.....................   $5,808       5,796           --           --
Due after one year up to five years.........       --          --       18,657       18,603
Due after five years up to ten years........       --          --        1,738        1,736
Due after ten years.........................       --          --        7,406        7,340
Equity securities...........................       --          --          306          306
                                               ------       -----       ------       ------
Total.......................................   $5,808       5,796       28,107       27,985
                                               ======       =====       ======       ======

     Proceeds from sales of securities available for sale totaled $2,203,000 and $2,019,000 during 2003 and 2002, respectively. Gross gains realized from the sale of securities available for sale totaled $4,000 and $24,000 for the year ended December 31, 2003 and 2002, respectively. There were no losses realized on sales of securities in 2003 and 2002.

     At December 31, 2003, the Company pledged $26,062,000 in investment securities as collateral for uninsured municipal deposits and uninsured deposits underlying retail repurchase agreements.

     The Bank is required to maintain an investment in Federal Reserve Bank stock. The amount of this stock requirement is based on Bank capital. The Bank had $266,000 and $204,000 in Federal Reserve Bank stock at December 31, 2003 and 2002, respectively.

                           1ST COLONIAL BANCORP, INC.

     The following table presents investments with unrealized losses at December 31, 2003. All of these investments have been in an unrealized loss position for less than 12 months.

                                                                           UNREALIZED
                                                              FAIR VALUE     LOSSES
                                                              ----------   ----------
Investments held to maturity:
  Municipal securities......................................   $ 5,126         (12)
                                                               -------        ----
     Total..................................................     5,126         (12)
                                                               -------        ----
Securities available for sale:
  U.S. government securities................................     9,911        (111)
  Mortgage-backed securities................................     8,399         (78)
                                                               -------        ----
     Total..................................................    18,310        (189)
                                                               -------        ----
Total temporarily impaired investments......................   $23,436        (201)
                                                               =======        ====

     There are eleven fixed-rate municipal securities with an aggregate unrealized loss position of $12,000 at December 31, 2003. These securities were issued by local New Jersey municipalities and mature within 12 months. Repayment of municipal securities is expected from tax revenues.

     There are seven fixed-rate U.S. government agency securities with an aggregate unrealized loss position of $111,000 at December 31, 2003. These securities mature within five years. The repayment of these securities, if held to maturity, is guaranteed by the issuing U.S. government agency.

     There are six mortgage-backed securities with an aggregate unrealized loss position of $78,000 at December 31, 2003. The weighted average life of these mortgage backed securities is 4.2 years. Approximately $68,000 of the unrealized loss on mortgage backed securities relates to four GNMA securities with an aggregate fair value of $5,859,000. The repayment of mortgage-backed securities, if held to maturity, is guaranteed by the U.S. government in the case of GNMA securities, and issuing U.S. government agencies.

     The temporary impairment of the aforementioned investments relates to the difference between the yield on the securities and the current market rate for similar securities. Fixed-rate securities are generally exposed to greater market value adjustment than their variable-rate counterparts. The fair value and unrealized loss for fixed-rate investments was $16,773,000 and $124,000, respectively, at December 31, 2003. The temporary impairment of fixed-rate investments is likely to continue in a rising interest rate environment.

     All temporarily impaired investments are bank qualified investments. There has been no significant change in the credit quality of issuers since the securities were purchased.

                           1ST COLONIAL BANCORP, INC.

(7) LOANS RECEIVABLE

     Loans receivable consist of the following at December 31, 2003 and 2002 (in thousands):

                                                               2003      2002
                                                              -------   -------
Commercial..................................................  $16,953   $17,565
Real estate -- commercial...................................   27,227    18,895
Real estate -- residential..................................   16,512    12,147
Construction................................................    2,884     3,213
Consumer....................................................    2,853     2,348
                                                              -------   -------
                                                               66,429    54,168
Less allowance for loan losses..............................     (768)     (576)
Deferred loan costs.........................................      121        30
                                                              -------   -------
Loans receivable, net.......................................  $65,782   $53,622
                                                              =======   =======

     The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2003, the loans-to-one-borrower limitation was $1,444,000; this excludes an additional 10% of adjusted capital funds or $962,000, which may be loaned if collateralized by readily marketable securities as defined by regulations. At December 31, 2003, there are no loans outstanding or committed to any one borrower that individually or in the aggregate exceed that limit.

     The Bank lends primarily to customers in its local market area. Most loans are mortgage loans. Mortgage loans include loans secured by commercial and residential real estate and construction loans. Accordingly, lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2003 and 2002, mortgage loans totaled $46,623,000 and $34,255,000, respectively. Mortgage loans represent 70.1% and 63.2% of total gross loans at December 31, 2003 and 2002, respectively.

     The Bank did not have any nonaccrual or impaired loans at or during the year ended December 31, 2003 and 2002.

     The following is a summary of the activity of the allowance for loan losses (in thousands):

                                                              2003   2002   2001
                                                              ----   ----   ----
Balance, beginning of year..................................  $576   $335   $110
Provision for loan losses...................................   225    275    225
Charge-offs, net............................................   (33)   (34)    --
                                                              ----   ----   ----
Balance, end of year........................................  $768   $576   $335
                                                              ====   ====   ====

                           1ST COLONIAL BANCORP, INC.

(8) PREMISES AND EQUIPMENT, NET

     Premises and equipment at December 31, 2003 and 2002 are summarized as follows (in thousands):

                                                               2003    2002
                                                              ------   -----
Furniture and equipment.....................................  $  505   $ 317
Building and land...........................................     374      --
Construction in progress....................................      --     312
Leasehold improvements......................................     335     332
                                                              ------   -----
                                                               1,214     961
Accumulated depreciation and amortization...................    (279)   (198)
                                                              ------   -----
Premises and equipment, net.................................  $  935   $ 763
                                                              ======   =====

     Depreciation expense was $113,000, $90,000, and $74,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

     The Company leases its main office and operations center, both of which are located in Collingswood, New Jersey. The Company owns its branch located in Westville, New Jersey. The Westville branch opened in January 2003.

(9) DEPOSITS

     Deposits consist of the following major classifications at December 31, 2003 and 2002 (dollars in thousands):

                                           2003                            2002
                              ------------------------------   -----------------------------
                              WEIGHTED                % OF     WEIGHTED               % OF
                              AVERAGE                TOTAL     AVERAGE               TOTAL
                                RATE      AMOUNT    DEPOSITS     RATE     AMOUNT    DEPOSITS
                              --------   --------   --------   --------   -------   --------
Interest checking...........    1.70%    $ 37,311     35.8%      2.24%    $29,722     35.8%
Noninterest checking........      --       20,406     19.6         --      16,649     20.1
Money market................    0.50       15,121     14.5       1.43      15,268     18.4
Savings.....................    0.38        5,253      5.0       1.00       4,403      5.3
Certificates of deposit.....    2.35       26,232     25.1       3.14      16,906     20.4
                                ----     --------    -----       ----     -------    -----
Total.......................    1.29%    $104,323    100.0%      1.76%    $82,948    100.0%
                                ====     ========    =====       ====     =======    =====

     The Bank has a concentration of deposits from local municipalities. Municipal deposits, which are mostly interest checking accounts, were $29,453,000 or 28.2% of total deposits at December 31, 2003 and $18,750,000 or
22.6% of total deposits at December 31, 2002. Municipal deposit accounts in excess of $100,000 are collateralized by investment securities with a carrying value of $18,810,000 at December 31, 2003.

     Certificates of deposit accounts of $100,000 and over totaled $16,884,000 and $10,498,000 at December 31, 2003 and 2002, respectively.

                           1ST COLONIAL BANCORP, INC.

     Interest expense on deposits consisted of the following for the year ended December 31, 2003, 2002, and 2001 (dollars in thousands):

                                                              2003     2002     2001
                                                             ------   ------   ------
Interest checking..........................................  $  531   $  427   $  278
Money market...............................................      97      192      403
Savings....................................................      31       38       27
Certificates of deposit....................................     544      425      423
                                                             ------   ------   ------
Interest expense on deposits...............................  $1,203   $1,082   $1,131
                                                             ======   ======   ======

     The following is a schedule of certificates of deposit by maturities as of December 31, 2003 (in thousands):

Year ended December 31:
  2004......................................................  $20,577
  2005......................................................    1,532
  2006......................................................      719
  2007......................................................    3,336
  2008......................................................       68
                                                              -------
  Total.....................................................  $26,232
                                                              =======

(10) BORROWING AVAILABILITY

     At December 31, 2003, the Bank had a secured line of credit with First Tennessee Bank in the aggregate amount of $1.8 million, and an unsecured line of credit with Atlantic Central Bankers Bank in the aggregate amount of $4 million. At December 31, 2003, the Bank had no balances outstanding against its lines of credit. The Bank had borrowed funds outstanding for 12 days in 2003. The amounts outstanding ranged from $140,000 to $2,823,000. Total outstanding loans averaged $35,000 for the year ended December 31, 2003. The Bank borrowed $110,000 for a period of two days during 2002.

                           1ST COLONIAL BANCORP, INC.

(11) EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for the years ended December 31, 2003, 2002, and 2001 (dollars in thousands, except per-share data):

                                                                  NO. OF SHARES   PER-SHARE
                                                     NET INCOME    OUTSTANDING     AMOUNT
                                                     ----------   -------------   ---------
2003:
  Basic earnings per share.........................     $500        1,344,313      $ 0.37
  Effect of dilutive stock equivalents.............       --           33,148       (0.01)
                                                        ----        ---------      ------
  Diluted earnings per share.......................     $500        1,377,461      $ 0.36
                                                        ====        =========      ======
2002:
  Basic earnings per share.........................     $495        1,084,834      $ 0.46
  Effect of dilutive stock equivalents.............       --            3,939       (0.01)
                                                        ----        ---------      ------
  Diluted earnings per share.......................     $495        1,088,773      $ 0.45
                                                        ====        =========      ======
2001:
  Basic earnings per share.........................     $361          981,270      $ 0.37
  Effect of dilutive stock equivalents.............       --            3,000          --
                                                        ----        ---------      ------
  Diluted earnings per share.......................     $361          984,270      $ 0.37
                                                        ====        =========      ======

     Earnings per share is calculated on the basis of weighted average number of shares outstanding. Options to purchase 75,823, 49,943, and 32,429 shares of common stock were outstanding at December 31, 2003, 2002, and 2001, respectively. Warrants to purchase 356,001, 359,519, and 92,400 shares of common stock were outstanding at December 31, 2003, 2002, and 2001, respectively. Options and warrants, to the extent dilutive, were included in the denominator in the computation of earnings per diluted share. Options to purchase 0, 29,145, and 10,178 shares were antidilutive for 2003, 2002, and 2001, respectively, and, therefore, excluded from the calculation of earnings per diluted common share. Warrants to purchase 92,400, 359,519, and 92,400 shares were antidilutive for 2003, 2002, and 2001, respectively.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The methods and assumptions used to estimate the fair values of each class of financial instrument are as follows:

 (a) CASH AND CASH EQUIVALENTS, ACCRUED INTEREST RECEIVABLE, AND ACCRUED INTEREST PAYABLE

          The items are generally short term in nature, and accordingly, the carrying amounts reported in the statements of financial condition are reasonable approximations of their fair values.

                           1ST COLONIAL BANCORP, INC.

  (b) INVESTMENT SECURITIES

          Fair values for investment securities are based on quoted market prices, if available. If quoted market prices are not available, then fair values are based on quoted market prices of comparable instruments.

  (c) LOANS AND MORTGAGE LOANS HELD FOR SALE

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

  (d) DEPOSITS

          The fair values of deposits subject to immediate withdrawal, such as interest and noninterest checking, statement savings, and money market demand deposit accounts, are equal to their carrying amounts in the accompanying statements of financial condition. Fair values for certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on certificates of deposit with similar remaining maturities.

  (e) OFF-BALANCE-SHEET INSTRUMENTS

          Off-balance-sheet instruments are primarily comprised of loan commitments and unfunded lines of credit that are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

                           1ST COLONIAL BANCORP, INC.

     The estimated fair value of the Company's financial instruments at December 31, 2003 and 2002 was as follows (in thousands):

                                                      2003                    2002
                                              ---------------------   ---------------------
                                              CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                               AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                              --------   ----------   --------   ----------
  Financial assets:
    Cash and cash equivalents...............  $ 16,516    $ 16,516    $12,161     $12,161
    Investments held to maturity............     5,808       5,796      1,220       1,218
    Investments available for sale..........    27,985      27,985     29,934      29,934
    Mortgages held for sale.................       281         281         63          63
    Loans receivable, net...................    65,782      65,638     53,622      54,798
    Accrued interest receivable.............       373         373        341         341
                                              --------    --------    -------     -------
  Total financial assets....................  $116,745    $116,589    $97,341     $98,515
                                              ========    ========    =======     =======
  Financial liabilities:
    Demand deposits.........................  $ 57,717    $ 57,717    $46,371     $46,371
    Money market deposits...................    15,121      15,121     15,268      15,268
    Savings deposits........................     5,253       5,253      4,403       4,403
    Certificates of deposit.................    26,232      26,609     16,906      17,164
    Short-term borrowings...................     4,087       4,087      6,033       6,033
    Accrued interest payable................         8           8         10          10
                                              --------    --------    -------     -------
  Total financial liabilities...............  $108,418    $108,795    $88,991     $89,249
                                              ========    ========    =======     =======
                                              NOTIONAL                NOTIONAL
                                               AMOUNT                  AMOUNT
                                              --------                --------
  Off-balance-sheet instruments:
    Commitments to extend credit............  $  8,319    $     --    $ 7,202     $    --
                                              ========    ========    =======     =======

(13) INCOME TAXES

     Total income tax expense (benefit) was allocated for the years ended December 31, 2003, 2002, and 2001, as follows (in thousands):

                                                              2003    2002   2001
                                                              -----   ----   ----
Income before income taxes..................................  $ 335   $329   $(94)
Shareholders' equity for unrealized gain (loss) on
  securities available for sale.............................   (106)    (8)    65
                                                              -----   ----   ----
                                                              $ 229   $321   $(29)
                                                              =====   ====   ====

                           1ST COLONIAL BANCORP, INC.

     Income tax expense (benefit) consisted of the following for the years ended December 31, 2003, 2002, and 2001 (in thousands):

                                                              2003   2002   2001
                                                              ----   ----   -----
Federal:
  Current...................................................  $267   $268   $ 105
  Deferred..................................................   (13)   (16)   (220)
                                                              ----   ----   -----
                                                               254    252    (115)
                                                              ----   ----   -----
State:
  Current...................................................    83     80      20
  Deferred..................................................    (2)    (3)      1
                                                              ----   ----   -----
                                                                81     77      21
Total.......................................................  $335   $329   $ (94)
                                                              ====   ====   =====

     The following is a reconciliation between expected tax expense (benefit) at the statutory rate of 34% and actual tax expense (in thousands):

                                                              2003   2002   2001
                                                              ----   ----   -----
At federal statutory rate...................................  $284   $280   $  91
Adjustments resulting from:
  State tax, net of federal benefit.........................    55     52      14
  Tax-exempt interest income................................   (13)    (3)     (5)
  Decrease in valuation allowance...........................    --     --    (194)
  Other.....................................................     9     --      --
                                                              ----   ----   -----
Total.......................................................  $335   $329   $ (94)
                                                              ====   ====   =====

                           1ST COLONIAL BANCORP, INC.

     Significant deferred tax assets and liabilities of the Bank at December 31, 2003 and 2002 are as follows (dollars in thousands):

                                                              2003   2002    2001
                                                              ----   -----   ----
Deferred tax assets:
  Depreciation..............................................  $ --   $  --   $  2
  Organization costs........................................    42      70     93
  Book bad debt reserves -- loans...........................   296     223    134
  Unrealized losses on securities available for sale........    49      --     --
                                                              ----   -----   ----
     Total gross deferred tax assets........................   387     293    229
  Less valuation allowance..................................    --      --     --
                                                              ----   -----   ----
     Net deferred tax assets................................   387     293    229
                                                              ----   -----   ----
Deferred tax liabilities:
  Depreciation..............................................    (4)     (4)    --
  Deferred loan costs.......................................   (77)    (45)    (1)
  Unrealized gains on securities available for sale.........    --     (57)   (65)
  Prepaid expenses..........................................    (5)     (6)    (9)
                                                              ----   -----   ----
     Total gross deferred tax liabilities...................   (86)   (112)   (75)
                                                              ----   -----   ----
Net deferred tax asset......................................  $301   $ 181   $154
                                                              ====   =====   ====

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

     Management has determined that it is more likely than not that the Bank will realize the benefits of deferred tax assets that exist at December 31, 2003.

(14) PROPERTIES

     The Bank operates from its main office in Collingswood, New Jersey, and its Westville, New Jersey branch office. In addition, the Bank maintains an operations center in Collingswood, New Jersey.

     The Westville branch location was purchased on August 30, 2002. Subsequent to regulatory approval and renovation, this new branch opened in January 2003.

     The main office and operations center are leased. The main office lease expires in December 2009 with options to renew for two additional five-year terms. The operations center lease expires in January 2006.

                           1ST COLONIAL BANCORP, INC.

     Future minimum payments under leases are summarized as follows (dollars in thousands):

2004........................................................  $ 78
2005........................................................    83
2006........................................................    52
2007........................................................    50
2008........................................................    50
Thereafter..................................................    50
                                                              ----
                                                              $363
                                                              ====

     Total rent expense was $76,000, $62,000, and $45,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

(15) CAPITAL LEASES

     At December 31, 2002, the Bank was obligated, under noncancelable capital leases, for a portion of its computer equipment. The Bank repaid these leases in full in July 2003.

(16) COMMITMENTS AND CONTINGENCIES

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

     Commitments issued to potential borrowers of the Bank at December 31, 2003 and 2002 were as follows (dollars in thousands):

                                                               2003     2002
                                                              ------   ------
Fixed-rate commitments......................................  $  444   $1,216
Variable/adjustable-rate commitments........................   7,875    5,986
                                                              ------   ------
Total.......................................................  $8,319   $7,202
                                                              ======   ======

  (B) LEGAL PROCEEDINGS

     At December 31, 2003, the Company was neither engaged in any existing nor aware of any pending legal proceedings. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

(17) RELATED-PARTY TRANSACTIONS

     The Bank routinely enters into transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties was $1,443,000 and $406,000 at December 31, 2003 and 2002, respectively. During 2003 and 2002, new loans and credit line advances to such related parties amounted

                           1ST COLONIAL BANCORP, INC.

to $1,436,000 and $517,000, respectively, and repayments amounted to $399,000 and $983,000, respectively. The aggregate amount of deposits from related parties was $7,216,000 and $10,515,000 at December 31, 2003 and 2002,
respectively.

     The Bank engaged in certain property inspection services and branch renovations with an entity that is affiliated with a director of the Bank. Such aggregate services amounted to fees of $86,000, $110,000, and $1,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Such fees were capitalized as premises and equipment. The Bank engages a law firm that is affiliated with a director of the Bank for certain debt collection services. Total fees for such services amounted to $9,000, $7,000, and $0 for the years ended December 31, 2003, 2002, and 2001, respectively. In management's opinion, the terms of the services provided were substantially equivalent to that which would have been obtained from unaffiliated parties.

(18) DIVIDEND POLICY

  (A) COMPANY

     The Company has not paid a cash dividend since its inception in June 2000. Any payment of cash dividends to our shareholders would be dependent on the payment of a cash dividend from the Bank to the Company. The payment of cash dividends by the Bank to the Company is limited under federal banking law. The Company's future dividend policy is subject to the discretion of its board of directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the board of directors out of funds legally available for that purpose.

  (B) BANK

     The amount of dividends that may be paid by the Bank depends upon the Bank's earnings and capital position, and is limited by federal law, regulations, and policies. As a national bank subject to the regulations of the OCC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts.

     In addition, the OCC is authorized to determine under certain circumstances relating to the financial condition of a national bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice.

(19) STOCK OPTION PLANS AND STOCK WARRANTS

     Common stock options and warrants for all periods presented herein were adjusted to reflect the 10% stock dividend paid on January 15, 2002 and the 5% stock dividend paid on April 15, 2003.

  (A) STOCK OPTIONS

     Two new stock option programs were adopted in April 2003.

     The 2003 Employee Stock Option Plan provides up to 75,000 options for key employees. The exercise price of options granted under this program will be equal to at least the fair market value of common stock as of the grant date. Options vest over a period of time no less than 12 months as designated by the board of directors. Options expire 10 years from the grant date. There were no options granted under this plan during 2003.

                           1ST COLONIAL BANCORP, INC.

     The 2003 Outside Director Plan provides up to 50,000 options for nonemployee directors. The exercise price of options granted under this program will be equal to at least the fair market value of common stock as of the grant date. Options become fully vested 11 months after the grant date. Options expire 10 years from the grant date. In April 2003, 7,500 options were granted at an exercise price of $9.15 per share.

     The Company adopted the Bank's Employee and Outside Director Stock Option Plans as part of the reorganization and formation of the holding company in 2002. The discussion that follows refers to these two stock option plans as the Original Employee Stock Option Plan and the Original Outside Director Stock Option Plan.

     A total of 46,778 options were granted under the Original Employee Stock Option Plan. In February 2002, 10,501 options were granted at an exercise price of $9.76 per share. In January 2003, 10,500 options were granted at an exercise price of $8.21 per share. The exercise price of all options granted under the Original Employee Plan was equal to the fair market value of the common stock at grant date. Options vest in five equal annual installments commencing on the first anniversary of the grant and expire 10 years after the grant date. No options are available for future grants under the Original Employee Stock Option Plan. At December 31, 2003, 41,513 options were outstanding under this plan.

     A total of 28,263 options were granted under the Original Outside Director Stock Option Plan. In June 2002, 8,466 options were granted at an exercise price of $9.12 per share. In January 2003, 7,880 options were granted at an exercise price of $8.21 per share. The exercise price of all options granted under the Original Outside Director Plan was equal to the fair market value of the common stock at grant date. All options outstanding under the Original Outside Director Plan are fully vested. Options expire 10 years after the grant date. No options are available for future grants under the Original Outside Director Stock Option Plan. At December 31, 2003, 26,810 options were outstanding under this plan.

     A summary status of the Company's stock option plans as of December 31, 2003 and 2002, and the changes during the years then ended, is as follows:

                                                     2003                      2002
                                            -----------------------   -----------------------
                                                        WEIGHTED                  WEIGHTED
                                                        AVERAGE                   AVERAGE
                                            SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE
                                            ------   --------------   ------   --------------
Outstanding, beginning of year............  49,943       $8.25        32,429       $7.52
Granted...................................  25,880        8.49        18,967        9.48
Exercised and forfeited...................      --          --        (1,453)       7.96
                                            ------       -----        ------       -----
Outstanding, end of year..................  75,823       $8.33        49,943       $8.25
                                            ======       =====        ======       =====
Options exercisable at December 31........  40,396                    17,838
                                            ======                    ======
Weighted average fair value of options
  granted during the year.................               $5.05                     $6.73
                                                         =====                     =====

                           1ST COLONIAL BANCORP, INC.

     The following table summarizes all stock options outstanding and exercisable for option plans as of December 31, 2003 segmented by range of exercise prices:

                                                 OUTSTANDING                EXERCISABLE
                                       -------------------------------   -----------------
                                                            WEIGHTED
                                                WEIGHTED     AVERAGE              WEIGHTED
                                                AVERAGE     REMAINING             AVERAGE
                                                EXERCISE   CONTRACTUAL            EXERCISE
                                       NUMBER    PRICE        LIFE       NUMBER    PRICE
                                       ------   --------   -----------   ------   --------
Stock options:
  $6.50 - $8.00......................  20,798    $6.93      6.5 years    14,237    $6.93
  $8.01 - $9.00......................  28,558     8.37      8.4 years    15,593     8.43
  $9.01 - $10.00.....................  26,467     9.38      8.5 years    10,566     9.25
                                       ------    -----      ---------    ------    -----
Total................................  75,823    $8.33      7.9 years    40,396    $8.12
                                       ======    =====      =========    ======    =====

     The following table summarizes the fair value of each option grant in 2003 and 2002 using the Black-Scholes pricing model and the significant assumptions used therein.

 GRANT     OPTION    EXERCISE   FAIR VALUE   RISK-FREE     CASH      EXPECTED    EXPECTED
  DATE      PLAN      PRICE     PER OPTION     RATE      DIVIDENDS     LIFE     VOLATILITY
--------  --------   --------   ----------   ---------   ---------   --------   ----------
Apr 2003  Director    $9.15       $5.63        4.01%      none       10 years       45
Jan 2003  Employee     8.21        4.82        4.15       none       10 years       41
Jan 2003  Director     8.21        4.82        4.15       none       10 years       41
Jun 2002  Director     9.12        6.53        4.98       none       10 years       57
Feb 2002  Employee     9.76        6.89        4.98       none       10 years       55

  (B) STOCK WARRANTS

     Stock warrants were issued on two separate occasions.

     In connection with the Bank's initial stock offering in 2000, the Bank issued warrants to purchase 92,400 shares of the Bank's common stock at $10.04 per share. These warrants expire in June 2005. All 92,400 of these warrants are outstanding at December 31, 2003.

     In connection with the Company's public stock offering in December 2002, the Company issued 267,119 units. Each unit consisted of one share of common stock, no par value, and one warrant to purchase one share of common stock at an exercise price of $9.14. The warrants expire in December 2005. During 2003, 3,518 of these warrants were exercised. The remaining 263,601 warrants are outstanding at December 31, 2003.

(20) REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the

                           1ST COLONIAL BANCORP, INC.

regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios at December 31, 2003 and 2002 are presented in the following table (dollars in thousands):

                                                                                TO BE
                                                                           WELL-CAPITALIZED
                                                          FOR CAPITAL        UNDER PROMPT
                                                            ADEQUACY      CORRECTIVE ACTION
                                           ACTUAL           PURPOSES          PROVISIONS
                                       ---------------   --------------   ------------------
                                       AMOUNT    RATIO   AMOUNT   RATIO    AMOUNT     RATIO
                                       -------   -----   ------   -----   --------   -------
At December 31, 2003:
  Total capital (to risk-weighted
     assets).........................  $10,332   14.60%  $5,660     8%     $7,075     10%
  Tier I capital (to risk-weighted
     assets).........................    9,564   13.52    2,830     4       4,245       6
  Tier I capital (to average
     assets).........................    9,564    8.73    4,383     4       5,479       5
At December 31, 2002:
  Total capital (to risk-weighted
     assets).........................  $ 9,623   16.38%  $4,693     8%     $5,866     10%
  Tier I capital (to risk-weighted
     assets).........................    9,047   15.40    2,346     4       3,520       6
  Tier I capital (to average
     assets).........................    9,047   10.18    3,555     4       4,444       5

     As a DeNovo bank, the OCC requires the Bank to maintain a level of equity capital equal to at least 8% of total assets for the first three years of operation. As of July 1, 2003, this restriction was lifted. The Bank's required leverage ratio is currently 4%.

(21) PARENT COMPANY FINANCIAL INFORMATION

     A summary of the balance sheets at December 31, 2003 and 2002 follows (dollars in thousands):

                                                               2003     2002
                                                              ------   ------
                                   ASSETS
Cash in subsidiary..........................................  $   43   $   50
Investment in subsidiary....................................   9,490    9,148
Deferred tax asset..........................................      14        4
Other assets................................................       5       --
                                                              ------   ------
Total assets................................................  $9,552    9,202
                                                              ======   ======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to subsidiary.......................................  $    1   $   --
Shareholders' equity........................................   9,551    9,202
                                                              ------   ------
Total liabilities and stockholders' equity..................  $9,552   $9,202
                                                              ======   ======

                           1ST COLONIAL BANCORP, INC.

     A summary of the statements of operations for the year ended December 31, 2003 and the period from June 30, 2002 (inception) to December 31, 2002 follows (dollars in thousands):

                                                              2003   2002
                                                              ----   ----
Equity income from subsidiary...............................  $515   $256
                                                              ----   ----
Other expenses:
  Organizing expense........................................    --      9
  Other operating expenses..................................    24      3
                                                              ----   ----
     Total other expenses...................................    24     12
                                                              ----   ----
     Income before income tax benefit.......................   491    244
Income tax benefit..........................................    (9)    (4)
                                                              ----   ----
Net income..................................................  $500   $248
                                                              ====   ====

     A summary of the statements of cash flows for the year ended December 31, 2003 and the period from June 30, 2002 (inception) to December 31, 2002 follows (dollars in thousands):

                                                              2003     2002
                                                              -----   -------
Cash flows from operating activities:
  Net income................................................  $ 500   $   248
                                                              -----   -------
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Equity in income from subsidiary.....................   (516)     (256)
       Increase in deferred tax assets......................    (10)       (4)
       Increase in payable to subsidiary....................      1        --
       Increase in other assets.............................     (5)       --
                                                              -----   -------
          Total adjustments.................................   (530)     (260)
                                                              -----   -------
          Net cash used in operating activities.............    (30)      (12)
                                                              -----   -------
Cash flows from investing activities:
  Investment in subsidiary..................................     --    (1,873)
                                                              -----   -------
          Net cash used in investing activities.............     --    (1,873)
                                                              -----   -------
Cash flows from financing activities:
  Issuance of common stock, net.............................     23     1,935
                                                              -----   -------
          Net cash provided by financing activities.........     23     1,935
                                                              -----   -------
          Net (decrease) increase in cash and cash
            equivalents.....................................     (7)       50
Cash and cash equivalents at beginning of period............     50        --
                                                              -----   -------
Cash and cash equivalents at end of period..................  $  43   $    50
                                                              =====   =======
Noncash items:
  Net change in unrealized gains on available for sale
     securities, net of taxes of $106 for 2003 and $8 for
     2002...................................................  $(174)  $     3
  Issuance of stock dividend................................    280        --

                           1ST COLONIAL BANCORP, INC.

(22) OTHER COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) components and related tax benefits are as follows for the years ended December 31, 2003, 2002, and 2001 (in thousands):

                                                                              2003
                                                              -------------------------------------
                                                              BEFORE-TAX   TAX BENEFIT   NET-OF-TAX
                                                                AMOUNT      (EXPENSE)      AMOUNT
                                                              ----------   -----------   ----------
Unrealized losses on securities available for sale:
  Unrealized holding losses arising during the year.........    $(276)        $104         $(172)
  Less reclassification adjustment for gains included in net
     income.................................................       (4)           2            (2)
                                                                -----         ----         -----
Other comprehensive loss....................................    $(280)        $106         $(174)
                                                                =====         ====         =====

                                                                              2002
                                                              -------------------------------------
                                                              BEFORE-TAX   TAX BENEFIT   NET-OF-TAX
                                                                AMOUNT      (EXPENSE)      AMOUNT
                                                              ----------   -----------   ----------
Unrealized gains on securities available for sale:
  Unrealized holding gains arising during the year..........     $ 19         $ (2)         $ 17
  Less reclassification adjustment for gains included in net
     income.................................................      (24)          10           (14)
                                                                 ----         ----          ----
Other comprehensive income..................................     $ (5)        $  8          $  3
                                                                 ====         ====          ====

                                                                              2001
                                                              -------------------------------------
                                                              BEFORE-TAX   TAX BENEFIT   NET-OF-TAX
                                                                AMOUNT      (EXPENSE)      AMOUNT
                                                              ----------   -----------   ----------
Unrealized losses on securities available for sale:
  Unrealized holding losses arising during the year.........     $114         $(91)         $ 23
  Less reclassification adjustment for gains included in net
     income.................................................      (65)          26           (39)
                                                                 ----         ----          ----
Other comprehensive income..................................     $ 49         $(65)         $(16)
                                                                 ====         ====          ====

ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.

ITEM 8A.   Controls and Procedures

     As of the end of the period covered by this report, 1st Colonial, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of 1st Colonial's disclosure controls and procedures. Based on that evaluation, 1st Colonial's Chief Executive Officer and Chief Financial Officer concluded that 1st Colonial's disclosure controls and procedures are effective. There were no significant changes to 1st Colonial's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                             PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

Board of Directors

     The table set forth below contains information concerning our board of directors, including their principal occupations or employment during the past five years and their ages.

                                                                    DIRECTOR
NAME                                                          AGE   SINCE(1)
----                                                          ---   --------
LINDA M. ROHRER.............................................  56      2000
Since 1985, Ms. Rohrer has owned and served as the President of Rohrer and Sayers Real Estate, a commercial and
residential real estate sales company. Ms. Rohrer served as
a director of Community National Bank of New Jersey from
October 1988 to May 1996.
GERARD M. BANMILLER.........................................  56      2000
Mr. Banmiller has been President and Chief Executive Officer of the bank since its opening in June 2000. From October
1999 to June 2000, Mr. Banmiller organized the bank on a
full-time basis. He served as a Regional President of Hudson
United Bank from August 1998 until September 1999. He served as a director and President of Community National Bank of
New Jersey from its formation in 1987 until its acquisition
by Hudson United Bank in August 1998.
MARY R. BURKE...............................................  47      2002
Since July 1993, Ms. Burke has owned, and served as the
President and Treasurer of, Standardized Test Scoring Co.,
Inc., an independent assessment service organization. Since
August 2003, she also has served as the principal of St.
Rose of Lima School in Haddon Heights, New Jersey. From
January 2003 to June 2003, she served as principal of Christ the King Regional School in Haddonfield, New Jersey.
THOMAS A. CLARK, III........................................  49      2000
Mr. Clark is a practicing attorney. Since 1992, he has been
a shareholder, officer and director of the law firm of
Cureton Caplan, P.C.
LETITIA G. COLOMBI..........................................  58      2000
Since May 2001, Ms. Colombi has served as the Mayor of the
Borough of Haddonfield, New Jersey, and since 1985, she has
been a Borough Commissioner and the Director of Public Works for Haddonfield. From August 1998 until April 2000, she
served as a member of an advisory board at Hudson United
Bank. Ms. Colombi served as a director of Community National
Bank of New Jersey from October 1988 to August 1998.
GERALD J. DEFELICIS.........................................  76      2000
Since 1984, Mr. DeFelicis has been retired, having served
from 1945 to 1984 with Sun Company, Inc., where he held the
position of Manager of Systems Policy and Strategic
Facilities. From August 1998 to April 2000, Mr. DeFelicis
served as a member of an advisory board at Hudson United
Bank. Mr. DeFelicis served as a director of Community
National Bank of New Jersey from 1987 to August 1998.
JOHN J. DONNELLY IV.........................................  48      2001
Since 1998, Mr. Donnelly has served as President of J.J.
Donnelly Inc., a general contractor in the commercial
construction industry. From 1992 to 1998, Mr. Donnelly
served as President of John J. Donnelly Inc.
EDUARDO F. ENRIQUEZ.........................................  46      2000
Since 1994, Dr. Enriquez has been self-employed as a Doctor
of Medicine. Since 1997, he has been a member of the
Physicians Counsel to the Board of Trustees of Virtua Health
Systems.

                                                                    DIRECTOR
NAME                                                          AGE   SINCE(1)
----                                                          ---   --------
MICHAEL C. HAYDINGER........................................  33      2002
From 1994 to the present, Mr. Haydinger has served as the
Controller of First Montgomery Group, a real estate
management and construction firm in Marlton, New Jersey.
HARRISON MELSTEIN...........................................  61      2002
Mr. Melstein is retired. From 1985 to 2002, he was a
registered pharmacist and owned and operated Ames Drug Store in Collingswood, New Jersey.
STANLEY H. MOLOTSKY.........................................  67      2000
Mr. Molotsky is a counselor in financial matters. Since
1988, Mr. Molotsky has been the owner and operator of SHM
Financial Group, a financial counseling firm.

---------------

(1) Includes service as a director of the bank.

EXECUTIVE OFFICERS

     Set forth below is certain information concerning our executive officers.

GERARD M. BANMILLER. Mr. Banmiller is the President and Chief Executive Officer of 1st Colonial and the bank. He is also a director. Please see "Board of Directors" above for more information regarding Mr. Banmiller.

JAMES E. STRANGFELD. Mr. Strangfeld serves as Executive Vice President of 1st Colonial and Executive Vice President and Senior Loan Officer the bank. From 1996 until being engaged by the bank in 2000, Mr. Strangfeld served as a Regional Executive with PNC Bank in Cherry Hill, New Jersey, where he directed the consumer banking operations for 40 branches in Burlington and Camden Counties. From 1986 to 1996, he served as Senior Vice President/Manager Community Lending for Chemical Bank New Jersey, where he directed all functions of its New Jersey Community Lending Department, which was designed to service small business customers.

ROBERT C. FAIX. Mr. Faix serves as Senior Vice President and Chief Financial Officer of 1st Colonial and the bank. From June 2000 until being engaged by the bank in May 2001, Mr. Faix served as the Senior Vice President and Chief Financial Officer of Crusader Holding Corp., the holding company for Crusader Savings Bank. From July 1999 through June 2000, Mr. Faix served as Senior Vice President and Chief Financial Officer for the Student Finance Corp., a subprime student lender located in Newark, Delaware. From June 1998 through June 1999, Mr. Faix served as the Vice President and Controller of Keystone Bank, N.A., a commercial bank located in Horsham, Pennsylvania. From May 1995 through June 1998, Mr. Faix served as the Senior Vice President and Chief Financial Officer of American Heritage FCU, a credit union located in Philadelphia, Pennsylvania.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the directors and officers of any issuer having any class of equity securities registered under Section 12 of the Exchange Act, and any persons owning ten percent or more of such class of equity securities, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). The Common Stock of 1st Colonial is not registered under Section 12 of the Exchange Act. Therefore, 1st Colonial's directors, officers and 10% shareholders are not subject to the requirements of Section 16(a).

CODE OF ETHICS

      1st Colonial has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. 1st Colonial's wholly owned subsidiary, 1st Colonial National Bank, has a Conflicts of Interest and Business Ethics Policy that applies to all officers and employees of the bank. This policy covers (i) disqualification arising from a conflict of interest; (ii) the receipt of gifts, entertainment and favors; (iii) outside employment with another for-profit business, (iv) improper use of bank information, and (v) consequences of ethics violation. Because the sole material asset of 1st Colonial is the common stock of the bank, and because 1st Colonial's principal executive officer, principal financial officer and principal accounting officer are the principal executive officer, principal financial officer and principal accounting officer of the bank, 1st Colonial did not believe it was necessary or desirable to prepare and adopt a its own separate code of ethics. Further, the common stock of 1st Colonial is not listed or traded on a stock exchange or on Nasdaq; therefore, 1st Colonial is not required to have a code of ethics.

AUDIT COMMITTEE FINANCIAL EXPERT

      1st Colonial's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for 1st Colonial to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 10.   Executive Compensation.

REMUNERATION OF EXECUTIVE OFFICERS

     The following table sets forth the compensation paid to our Chief Executive Officer during the years ended December 31, 2003, 2002 and 2001 and any executive officer who received cash compensation exceeding $100,000 during such years:

                           SUMMARY COMPENSATION TABLE

                                                                          OTHER ANNUAL
NAME AND PRINCIPAL POSITION                 YEAR     SALARY     BONUS    COMPENSATION(1)
---------------------------                 ----    --------   -------   ---------------
Gerard M. Banmiller,......................  2003    $153,258   $10,000       $24,383
  President and Chief                       2002     137,500    16,000        21,204
  Executive Officer                         2001     114,423    25,000        17,695
James E. Strangfeld.......................  2003    $127,758   $ 8,500       $ 3,888
  Executive Vice                            2002     115,000    14,000         3,883
  President                                 2001      98,654    20,000         3,851
Robert C. Faix............................  2003    $ 97,132   $ 6,500       $11,719
  Senior Vice President                     2002      92,500     3,000         8,079
  and Chief Financial Officer               2001(2)   55,384     5,000         2,625

---------------

(1) Consists of an automobile expense allowance, life, health and long-term disability insurance annual premiums, and club membership dues.

(2) Mr. Faix commenced his employment in May 2001.

EMPLOYMENT AGREEMENTS

     Gerard M. Banmiller, the President, Chief Executive Officer and a director of 1st Colonial and the bank, has an employment agreement with the bank. This agreement has an initial three-year term and provides for annual one-year extensions on each anniversary of June 29, 2000, the date the bank received regulatory authority to open for business, unless the bank or Mr. Banmiller gives prior written notice of nonrenewal to the other party. On and after January 1, 2002, Mr. Banmiller is entitled to receive an annual base salary of not less than $100,000. Except for a reduction which is proportionate to a company-wide reduction in executive pay, the annual base salary paid to Mr. Banmiller in any period cannot be less than the annual base salary paid to him in any prior period.

     Under his agreement, Mr. Banmiller is entitled to participate in any incentive compensation and employee benefit plans that the bank maintains. He also is entitled to participate in and enjoy any other plans and arrangements which provide for sick leave, vacation, sabbatical, or personal days, club memberships and dues, education payment or reimbursement, business-related seminars, and similar fringe benefits provided to or for the executive officers of the bank from time to time. He also is entitled to be reimbursed for amounts he pays as lease or loan payments due with respect to the lease or purchase of his automobile, up to and not to exceed an amount equal to $500.00 per month.

     In the event the bank terminates Mr. Banmiller's employment for "Cause" as defined in his agreement, he will be entitled to receive his accrued but unpaid base salary and an amount for all accumulated but unused vacation time earned through the date of his termination.

     In the event the bank terminates Mr. Banmiller's employment without Cause, he will be entitled to receive, during the remaining term of his agreement, an annual amount equal to the greater of (i) his highest base salary received during one of the two years immediately preceding the year in which he is terminated, or (ii) his base salary in effect immediately prior to his termination. In addition, during the remaining term of his agreement, Mr. Banmiller will annually be entitled to (i) an amount equal to the higher of the aggregate bonuses paid to him in one of the two years immediately preceding the year in which he is terminated and (ii) an amount equal to the sum of the highest annual contribution made on his behalf (other than his own salary reduction contributions) to any tax qualified and non-qualified defined contribution plans maintained by the bank in the year in which he is terminated or in one of the two years immediately preceding such year. Mr. Banmiller will also be entitled to certain retirement, health and welfare benefits.

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

     In the event that Mr. Banmiller is required to pay any excise tax imposed under Section 4999 of the Internal Revenue Code (or any similar tax imposed under federal, state or local law), as a result of any compensation and benefits received under his agreement in connection with a change in control, the bank will pay him an additional amount such that the net amount retained by him, after the payment of such excise taxes (and any additional income tax resulting from such payment by the bank), equals the amount he would have received but for the imposition of such taxes.

     The employment agreement further provides that in the event Mr. Banmiller's employment is terminated for any reason or he voluntarily terminates his employment, he may not, for a period of 12 months after the date of termination, without the prior written consent of the Board of Directors, become an officer, director or a shareholder or equity owner of 4.9% or more of any entity engaged in the banking, lending, asset management, mutual fund, financial planning or investment security business within the New Jersey Counties of Camden, Gloucester, Burlington, Salem, Atlantic, Cape May or Cumberland, or any other county in which the bank has an office. In addition, during his employment and for a period of 12 months following the termination of his employment, except following a change in control of the bank, Mr. Banmiller may not solicit, endeavor to entice away from the bank, its subsidiaries or affiliates, or otherwise interfere with the relationship of the bank or its subsidiaries or affiliates with, any person who is, or was within the then most recent 12-month period, an employee or associate of the bank or any of its subsidiaries or affiliates.

     The bank also has employment agreements with Mr. Strangfeld, its Executive Vice President and Senior Loan Officer, and Mr. Faix, its Senior Vice President and Chief Financial Officer. These agreements are substantially identical to Mr. Banmiller's employment agreement (including containing the covenant not to compete described above), except that they provide that (i) the executive is entitled to receive an annual base salary of at least $90,000; (ii) the executive is not entitled to be reimbursed for any amounts he pays as lease or loan payments with respect to his automobile; (iii) in the event the bank terminates the executive's employment without cause, he will be entitled to his salary and benefits as determined in the same manner as under Mr. Banmiller's agreement, but for one year only and (iv) in the event the executive terminates his employment for "Good Reason," he will be entitled to his salary and benefits as determined in the same manner, but for a period of (a) 18 months in the event of a termination prior to a change in control of the bank or (b) two years in the event of a termination after a change in control of the bank.

     The bank's obligations under its employment agreements with Mr. Banmiller, Mr. Strangfeld and Mr. Faix are guaranteed by 1st Colonial.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning the grant of stock options during the fiscal year ended December 31, 2003 to our named executive officers.

                                     NUMBER OF     PERCENTAGE OF
                                    SECURITIES     TOTAL OPTIONS
                                    UNDERLYING       GRANTED TO        PER SHARE
                                      OPTIONS       EMPLOYEES IN    EXERCISE OR BASE   EXPIRATION
NAME                               GRANTED(1)(2)   FISCAL YEAR(3)     PRICE(2)(4)         DATE
----                               -------------   --------------   ----------------   ----------
Gerard M. Banmiller..............      5,250(5)         50.0%            $8.22          1/14/13
  President and Chief Executive
  Officer
James E. Strangfeld..............      3,150(5)         30.0%            $8.22          1/14/13
  Executive Vice President
Robert C. Faix...................      1,050(5)         10.0%            $8.22          1/14/13
  Senior Vice President and Chief
  Financial Officer

---------------

(1) Amounts represent securities underlying incentive stock options granted under the bank's Employee Stock Option Plan. In April 2003, this plan was terminated and replaced by the 1st Colonial Bancorp, Inc. Employee Stock Option Plan. The termination of the bank's plan does not effect any options that were outstanding at the time of such termination.

(2) Reflects adjustments resulting from the 5% stock dividend distributed April 15, 2003.

(3) 1st Colonial does not have any employees. This percentage reflects the grant as a percentage of the total options granted to employees of the bank, but does not include options to purchase 15,380 shares granted in fiscal year 2003 to directors of 1st Colonial and the bank who are not employees.

(4) The exercise price per share is equal to the fair market value on the date the option was granted. The exercise price may be paid in cash, or upon the approval of our Stock Option Plan Committee, in shares of common stock valued at their fair market value on the date of exercise, or in a combination thereof.

(5) Options will vest and become exercisable in five equal annual installments commencing on the first anniversary of the date of grant and continuing on each successive anniversary of such date. Notwithstanding the foregoing, in the event of a "change in control" of the bank, all outstanding options become exercisable in three equal annual installments commencing on the first anniversary of the date of grant and continuing on each successive grant date anniversary. If the optionee's employment terminates due to retirement, death or disability, the optionee or his legal representative may exercise the option until the earlier of the expiration of the term of the option or three months after the termination of employment. If the optionee's employment is terminated for any reason except retirement, death or disability, all options terminate on the date employment is terminated, unless our Stock Option Plan Committee permits the optionee to exercise the option until the earlier of the expiration of the term of the option or three months after the termination of employment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     No options were exercised during the year ended December 31, 2003 by our named executive officers. The following table sets forth the aggregate options to purchase shares of common stock held by our named executive officers at December 31, 2003, separately identifying exercisable and unexercisable options, and the aggregate dollar value of in-the-money unexercised options, separately identifying exercisable and unexercisable options.

                                           NUMBER OF SECURITIES
                                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                              OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                                                12/31/03(1)                   12/31/03(2)
                                        ---------------------------   ---------------------------
NAME                                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                    -----------   -------------   -----------   -------------
Gerard M. Banmiller...................     8,800          15,215        $35,383       $169,824
James E. Strangfeld...................     3,904           8,238         14,986         92,254
Robert C. Faix........................       679           2,583          1,630         29,078

---------------

(1) Reflects adjustments resulting from the 10% stock dividend distributed on January 15, 2002 and the 5% stock dividend distributed on April 15, 2003.

(2) Based upon the mean between the bid and asked prices of the common stock of $11.43 per share on December 31, 2003, less the exercise price of the options.

DIRECTOR COMPENSATION

     The Chairman of the Board receives a quarterly retainer of $1,000 for service on the Board, and each director, other than Mr. Banmiller, receives a quarterly retainer of $500. Each committee chairman receives an annual retainer of $500 for chairing such committee. Each director, except for Mr. Banmiller and each committee chairman (other than the loan committee chairman, who receives both the retainer and the per meeting fee), receives $50 per committee meeting attended. An aggregate of $32,750 was paid to directors during the year ended December 31, 2003, for attendance at Board and committee meetings.

     Options to purchase shares of common stock have been granted to directors of 1st Colonial and the bank, and directors of 1st Colonial and the bank will receive additional stock options at each annual shareholders' meeting and at other times determined by our Stock Option Plan Committee in its discretion. On January 15, 2003, each non-employee director of the bank was granted options to purchase 828 shares of 1st Colonial common stock, at an exercise price of $7.82 per share (amounts are adjusted to reflect the April 2003 and pending April 2004 5% stock dividends). On April 22, 2003, the date of our annual meeting of shareholders, each non-employee director of the bank was granted options to purchase 788 shares of 1st Colonial common stock, at an exercise price of $8.71 per share (amounts are adjusted to reflect the pending April 2004 5% stock dividend). On the date of the 2004 annual meeting of shareholders, which we anticipate will be held in May 2004, each nonemployee who is elected as a director of 1st Colonial or the bank will automatically be granted options to purchase 750 shares of our common stock. All of the directors of 1st Colonial also are directors of the bank.

     Options have a term of ten years from the date of grant. Options vest on the earlier of the date on which (i) the optionee has completed 11 months of continuous service as a director of 1st Colonial or the bank from the date of grant or (ii) a change in control of the 1st Colonial or the bank occurs. In the event of the optionee's retirement from the board of directors, death or disability, his or her stock options lapse at the earlier of three months from the date of retirement, death or disability, or the expiration of the term of the option. If his or her service as a director is terminated for any reason except retirement, death or disability, all options terminate upon the date service is terminated, unless the Stock Option Plan Committee permits the optionee to exercise such options until the earlier of the expiration of the term of the option or three months after the termination of service.

     1st Colonial maintains a directors and officers liability insurance policy. The policy covers all directors and officers of 1st Colonial and the bank for certain liability, loss, or damage that they may incur in their capacities as such. To date, no claims have been filed under this insurance policy.

ITEM 11.  Securities Ownership of Certain Beneficial Owners and
          Management and Related Shareholder Matters

PRINCIPAL SHAREHOLDERS OF THE COMPANY

     The following table sets forth information regarding persons known by us to own more than 5% of the outstanding shares of 1st Colonial common stock as of December 31, 2003.

                                       Shares of Common Stock
Name and Address of Beneficial Owner     Beneficially Owned
------------------------------------   ----------------------
                                         Amount    Percent(1)
                                       ---------   ----------
Michael C. Haydinger                  101,131(2)      7.4%
78 Main Street
Marlton, NJ 08053

Linda M. Rohrer                        92,428(3)      6.8%
310 West Cuthbert Blvd.
Haddon Township, NJ 08108

(1) In each case, the percentage was calculated on a fully diluted basis assuming that the beneficial owner's warrants and outstanding vested options were exercised.

(2) Consists of 1,576 shares that Mr. Haydinger has the right to acquire upon the exercise of vested stock options, 38,754 shares owned by First Montgomery Properties,
     48,447 shares owned by Marlton Investment Group and 12,354 shares of common stock that Marlton Investment Group has the right to acquire upon the exercise of warrants. Mr. Haydinger is an executive officer of both of these related companies and through his position exercises voting and investment power over these shares.
     Mr. Haydinger also is a director of 1st Colonial.

(3) Includes 3,907 shares that Ms. Rohrer has the right to acquire upon the exercise of vested stock options and 12,354 shares that Ms. Rohrer has the right to acquire upon the exercise of warrants. Ms. Rohrer is Chairman of the Board of Directors of 1st Colonial.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information concerning the number of shares of our common stock held as of December 31, 2003, by each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, each director, each executive officer, and all directors and executive officers as a group.

                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)

                                                          SOLE VOTING     SHARED
                                               TOTAL          AND       VOTING AND
                                             BENEFICIAL   INVESTMENT    INVESTMENT   PERCENT OF
NAME OF BENEFICIAL OWNER                     OWNERSHIP       POWER        POWER       CLASS(2)
------------------------                     ----------   -----------   ----------   ----------
Linda M. Rohrer(3).........................    92,428        92,428            0         6.8%
Gerard M. Banmiller(4).....................    60,892        15,217       45,675         4.5%
Mary R. Burke(5)...........................     8,074         8,074            0         0.6%
Thomas A. Clark, III(6)....................    26,549        26,549            0         2.0%
Letitia G. Colombi(7)......................     9,460         3,751        5,709         0.7%
Gerald J. DeFelicis(8).....................    23,644        23,644            0         1.8%
John J. Donnelly, IV(9)....................    29,168        22,868        6,300         2.2%
Eduardo F. Enriquez(10)....................    37,227        27,859        9,368         2.7%
Michael C. Haydinger(11)...................   101,131        12,354       88,777         7.4%
Harrison Melstein(12)......................    37,540        31,830        5,710         2.8%
Stanley H. Molotsky(13)....................    27,704        20,354        7,350         2.1%
James E. Strangfeld(14)....................    10,152         5,742        4,410         0.8%
Robert C. Faix(15).........................     6,689         6,342          347         0.5%
All directors and executive officers as a
  group (13 persons)(16)...................   470,658       297,012      173,646        32.5%

---------------

 (1) Based on information furnished by the respective individuals, as of December 31, 2003, and our books and records as of such date. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares. Under applicable regulations, a person is deemed to have beneficial ownership of shares which may be received upon the exercise of outstanding stock options or warrants if the option or warrant is exercisable within 60 days. All warrants held by our executive officers and directors are fully vested, have a three-year term expiring on December 16, 2005 and have an exercise price of $9.14 per share.

 (2) The percentage is calculated on a fully diluted basis (as if such person's or group's vested options and warrants were exercised).

 (3) Includes 3,907 shares that Ms. Rohrer has the right to acquire upon the exercise of vested stock options, and 12,354 shares that Ms. Rohrer has the right to acquire upon the exercise of vested warrants.

 (4) Includes 42,735 shares jointly owned by Mr. Banmiller with his spouse, 10,898 shares that Mr. Banmiller has the right to acquire upon the exercise of vested stock options and 2,940 shares that Mr. Banmiller and his wife have the joint right to acquire upon the exercise of vested warrants.

 (5) Includes 1,576 shares that Ms. Burke has the right to acquire upon the exercise of vested stock options.

 (6) Includes 6,563 shares owned by the Cureton Caplan Hunt Scaramella & Clark Profit Sharing Plan over which Mr. Clark has control, 3,029 shares that Mr. Clark has the right to acquire upon the exercise of vested stock options and 1,260 shares that Mr. Clark has the right to acquire upon the exercise of vested warrants.

 (7) Includes 4,659 shares owned by Ms. Colombi's spouse, 1,050 shares that Ms. Colombi's spouse has the right to acquire upon the exercise of vested warrants, and 3,029 shares that Mrs. Colombi has the right to acquire upon the exercise of vested stock options.

 (8) Includes 3,029 shares that Mr. DeFelicis has the right to acquire upon the exercise of vested stock options, and 3,090 shares that Mr. DeFelicis has the right to acquire upon the exercise of vested warrants.

 (9) Includes 3,029 shares that Mr. Donnelly has the right to acquire upon the exercise of vested stock options, 3,150 shares that Mr. Donnelly has the right to acquire upon the exercise of vested warrants, 3,150 shares owned by The Eighdies, LLC, a limited liability company in which Mr. Donnelly has a 25% membership interest, and 3,150 shares that The Eighdies, LLC has the right to acquire upon the exercise of vested warrants.

(10) Includes 3,029 shares that Dr. Enriquez has the right to acquire upon the exercise of vested stock options; 2,470 shares that Dr. Enriquez has the right to acquire upon the exercise of vested warrants; 4,685 shares jointly owned by Dr. Enriquez with his spouse; 4,685 shares that Dr. Enriquez and his spouse have the joint right to acquire upon the exercise of vested warrants; 2,727 shares owned by the Eduardo F. Enriquez MD LLC Profit Sharing Plan FBO Eduardo G. Enriquez (the "Enriquez Profit Sharing Plan"), over which Dr. Enriquez has sole voting and investment control; and 2,727 shares that the Enriquez Profit Sharing Plan has the right to acquire upon the exercise of vested warrants.

(11) Includes 1,576 shares that Mr. Haydinger has the right to acquire upon the exercise of vested stock options, 38,754 shares owned by First Montgomery Properties, 48,447 shares owned by Marlton Investment Group and 12,354 shares of common stock that Marlton Investment Group has the right to acquire upon the exercise of warrants. Mr. Haydinger is an executive officer of First Montgomery Properties and Marlton Investment Group (which are affiliated companies) and through his position exercises voting and investment power over these shares.

(12) Includes 1,576 shares that Mr. Melstein has the right to acquire upon the exercise of vested stock options, 2,100 shares that Mr. Melstein has the right to acquire upon the exercise of vested warrants, and 5,710 shares that Mr. Melstein owns jointly with his spouse.

(13) Includes 3,029 shares that Mr. Molotsky has the right to acquire upon the exercise of vested stock options, 3,675 shares owned by Mr. Molotsky's spouse and 3,675 shares that Mr. Molotsky's spouse has the right to acquire upon the exercise of vested warrants.

(14) Includes 2,310 shares owned by Mr. Strangfeld's spouse, 1,050 shares jointly owned by Mr. Strangfeld and his spouse, 1,050 shares that Mr. Strangfeld and his spouse have the joint right to acquire upon the exercise of vested warrants, and 5,164 shares that Mr. Strangfeld has the right to acquire upon the exercise of vested stock options.

(15) Includes 347 shares jointly owned by Mr. Faix with his spouse, 1,092 shares that Mr. Faix has the right to acquire upon the exercise of vested stock options and 2,625 shares that Mr. Faix has the right to acquire upon the exercise of vested warrants.

(16) Includes 43,963 shares that the directors and officers, in the aggregate, have the right to acquire upon the exercise of vested stock options and 58,680 shares that the directors and officers, in the aggregate, have the right to acquire upon the exercise of vested warrants.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain information regarding securities issued or issuable under 1st Colonial's equity compensation plans as of December 31, 2003.

                                                                                        Number of shares of
                                                                                      common stock remaining
                                      Number of shares of                              available for future
                                       common stock to be       Weighted-average       issuance under equity
                                    issued upon exercise of    exercise price of        compensation plans
                                      outstanding options,    outstanding options      (excluding securities
        Plan category                warrants and rights(1)   warrants and rights   reflected in first column)
------------------------------      -----------------------   -------------------   ---------------------------
Equity compensation plans
  approved by security holders               75,823                $   8.33                     117,500

Equity compensation plans not
  approved by security holders                    0                       0                           0

Total                                        75,823                $   8.33                     117,500

(1)  Does not include outstanding warrants to acquire
     92,402 shares of common stock issued in 2000 to the underwriter of 1st Colonial National Bank's initial public offering of common stock, or outstanding warrants to acquire 263,601 shares of common stock issued in December 2002 as part of 1st Colonial's public offering of common stock and warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

     The bank offers various types of loans to its directors, officers, and employees. Pursuant to applicable Federal law, any loan made by the bank to a director, officer, employee or other affiliate is made on substantially the same terms and conditions available to non-related borrowers (in particular as to interest rate and collateral). In addition, applicable Federal law requires that the risk of nonpayment not be greater than the risk of nonpayment on loans to non-related borrowers, and that the loan must be approved by a majority of the full Board of Directors, with the loan applicant not voting or influencing the vote.

TRANSACTIONS WITH RELATED PERSONS

     Certain directors and officers of the bank are customers of the bank during the year ended December 31, 2003, had banking transactions with the bank in the ordinary course of business. Similar transactions may be expected to occur in the future. All loans and commitments to loan were made under substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with other persons and, in the opinion of bank's management, do not involve more than the normal risk of collection or present other unfavorable features. The aggregate amount of loans to such related parties was $1,443,000 and $406,000 at December 31, 2003 and 2002, respectively. During 2003 and 2002, new loans and credit line advances to such related parties amounted to $1,436,000 and $517,000, respectively, and repayments amounted to $399,000 and $983,000, respectively. The aggregate amount of deposits from related parties was $7,216,000 and $10,515,000 at December 31, 2003 and 2002, respectively.

     The Bank retained an entity that is affiliated with John J. Donnelly IV, a director of the Bank, to perform certain property inspection services and branch renovations. The total amount paid by the bank for such services amounted to fees of $86,000, $110,000 and $1,000 for the year ended December 31, 2003, 2002 and 2001. Such fees were capitalized as premises and equipment. Mr. Donnelly's company was selected by the bank pursuant to a competitive bidding process involving other general contractors.

     The bank engages a law firm that is affiliated with Thomas A. Clark III, a director of the Bank, for certain debt collection services. Total fees for such services amounted to $9,000, $7,000 and $0 for the year ended December 31, 2003, 2002 and 2001, respectively. The terms of the services provided were substantially equivalent to that which would have been obtained from unaffiliated parties.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Our bylaws provide that we will indemnify our directors and officers to the maximum extent permitted by Pennsylvania law. Pennsylvania law provides that a Pennsylvania corporation may indemnify directors, officers, employees and agents of the corporation against liabilities they may incur in such capacities for any action taken or failure to act, whether or not the corporation would have the power to indemnify the person under any provision of law, unless such action or failure to act is determined by a court to have constituted recklessness or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors and officers pursuant to the foregoing provisions or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act, and is therefore unenforceable.

ITEM 13.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:  The exhibits attached hereto are
                          listed in the Exhibit Index
                          immediately following the signature
                          pages to this Form 10-KSB.

          (b)  Reports on Form 8-K:

               The following reports on Form 8-K were filed by the Bank during the quarter ended December 31, 2003:

               (i) Form 8-K filed on October 21, 2003 reporting matters under Items 7 and 12.

Item 14.  Principal Accountant Fees and Services

AUDIT FEES

     Total annual audit fees billed for professional services rendered by KPMG LLP during the 2003 and 2002 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements for those fiscal years, totaled $57,591 and $65,946, respectively.

AUDITED RELATED FEES

      Total annual audit fees billed during the 2003 and 2002 fiscal years for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of 1st Colonial's financial statements and not reported in the paragraph above under "Audit Fees" were $0 and $5,648, respectively.

TAX FEES

      The total fees billed during the 2003 and 2002 for professional services rendered by KPMG LLP for tax compliance, tax advice, and tax planning services were $14,525 and $11,025, respectively. Specifically, these services involved preparation of the consolidated tax returns and guidance on tax accruals.

ALL OTHER FEES

      There were no fees billed by KPMG LLP during our 2003 and 2002 fiscal years for any other services rendered to 1st Colonial other than the amounts set forth above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

      All auditing services (which may entail providing comfort letters in connection with securities underwritings) and all non-audit services to be provided to 1st Colonial by its auditors that are not prohibited by law must be pre-approved by 1st Colonial's audit committee pursuant to such processes as are determined to be advisable, before such services can commence. Pre-approval may include blanket pre-approval of non-prohibited services for limited dollar amounts which the audit committee, in its business judgment, does not believe possess the potential for abuse or conflict. The audit committee has not granted any such blanket pre-approval as of the date of this Form 10-KSB.

      The pre-approval requirement is not applicable with respect to the provision of non-audit services if:

      - the aggregate amount of all such non-audit services provided to 1st Colonial constitutes not more than five percent of the total amount of revenues paid by 1st Colonial to its auditor during the fiscal year in which the non-audit services are provided;

      - such services were not recognized by 1st Colonial at the time of the engagement to be non-audit services; and

      - such services are promptly brought to the attention of the audit committee and approved prior to the completion of the audit by the audit committee or by one or more members of the audit committee to whom authority to grant such approvals has been delegated by the audit committee.

      The audit committee may delegate to one or more designated members of that committee the authority to grant required pre-approvals. However, the audit committee has not delegated that authority as of the date of this Form 10-KSB. The decisions of any member to whom authority is so delegated to pre-approve an activity must be presented to the full committee at its next scheduled meeting. There were no waivers by the audit committee of the pre-approval requirement for permissible non-audit services in 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            1ST COLONIAL BANCORP, INC.

Dated: March 17, 2004       By:  /s/ Gerard M. Banmiller
                                 -----------------------------
                                 Gerard M. Banmiller,
                                 President and Chief Executive
                                 Officer

                       (Signatures continued on next page)

                                   SIGNATURES
                                   (Continued)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dated indicated.

/s/ Linda M. Rohrer                       Dated:  March 17, 2004
-----------------------------------
Linda M. Rohrer
Chairman of the Board

/s/ Gerard M. Banmiller                   Dated:  March 17, 2004
-----------------------------------
Gerard M. Banmiller,
President, Chief Executive Officer
and a Director


-----------------------------------
Mary R. Burke, Director

/s/ Letitia G. Colombi                    Dated:  March 17, 2004
-----------------------------------
Letitia G. Colombi, Director

/s/ Thomas A. Clark, III                  Dated:  March 17, 2004
-----------------------------------
Thomas A. Clark, III, Director

/s/ Gerald DeFelicis                      Dated:  March 17, 2004
-----------------------------------
Gerald DeFelicis, Director

/s/ John J. Donnelly, IV                  Dated:  March 17, 2004
-----------------------------------
John J. Donnelly, IV, Director

/s/ Eduardo F. Enriquez                   Dated:  March 17, 2004
-----------------------------------
Eduardo F. Enriquez, Director

/s/ Michael C. Haydinger                  Dated:  March 17, 2004
-----------------------------------
Michael C. Haydinger, Director

/s/ Harrison Melstein                     Dated:  March 17, 2004
-----------------------------------
Harrison Melstein, Director

/s/ Stanley H. Molotsky                   Dated:  March 17, 2004
-----------------------------------
Stanley H. Molotsky, Director

/s/ Robert C. Faix                        Dated:  March 17, 2004
-----------------------------------
Robert C. Faix, Senior Vice President,
Chief Financial Officer and Cashier
(Principal Financial and
Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
  3.1     Amended and Restated Articles of Incorporation of 1st
          Colonial Bancorp, Inc. (Incorporated by reference to Exhibit
          3.1 to 1st Colonial Bancorp, Inc.'s Quarterly Report on Form
          10-QSB for the Quarter ended June 30, 2003)
  3.2     Bylaws of 1st Colonial Bancorp, Inc. (Incorporated by
          reference from Exhibit 3.2 to Registration Statement No.
          333-84114 on Form S-4)
  4.1     Form of certificate evidencing shares of 1st Colonial
          Bancorp, Inc. 1st Colonial Bancorp, Inc.'s Common Stock
          (Incorporated by reference to Exhibit 4.1 to 1st Colonial
          Bancorp, Inc.'s Registration Statement No. 333-84114 on Form
          S-4)
 10.1     1st Colonial Bancorp, Inc. Employee Stock Option Plan.
          (Incorporated by reference from Exhibit 10.9 to 1st Colonial
          Bancorp, Inc.'s Quarterly Report on Form 10-QSB for the
          Quarter ended June 30, 2003)
 10.2     1st Colonial Bancorp, Inc. Stock Option Plan for
          Non-Employee Directors. (Incorporated by reference from
          Exhibit 10.10 to 1st Colonial Bancorp, Inc.'s Quarterly
          Report on Form 10-QSB for the Quarter ended June 30, 2003)
 10.3     Employment Agreement dated as of June 29, 2000, between 1st
          Colonial National Bank and Gerard M. Banmiller.
          (Incorporated by reference from Exhibit 10.3 to 1st Colonial
          Bancorp, Inc.'s Registration Statement No. 333-84114 on Form
          S-4)
 10.4     Employment Agreement dated as of June 29, 2000, between 1st
          Colonial National Bank and James E. Strangfeld.
          (Incorporated by reference from Exhibit 10.4 to 1st Colonial
          Bancorp, Inc.'s Registration Statement No. 333-84114 on Form
          S-4)
 10.5     Employment Agreement dated as of May 9, 2001, between 1st
          Colonial National Bank and Robert C. Faix. (Incorporated by
          reference from Exhibit 10.5 to 1st Colonial Bancorp, Inc.'s
          Registration Statement No. 333-84114 on Form S-4)
 10.6     Lease Agreement dated October 1, 1999 between 1st Colonial
          National Bank and First States Partners No. 203, LLC.
          (Incorporated by reference from Exhibit 10.6 to 1st Colonial
          Bancorp, Inc.'s Registration Statement No. 333-84114 on Form
          S-4)
 10.7     Data Processing Services Agreement dated December 23, 1999 between Intercept Group (successor to SLMsoft.com Inc.) and
          1st Colonial National Bank. (Incorporated by reference from
          Exhibit 10.7 to 1st Colonial Bancorp, Inc.'s Registration
          Statement No. 333-84114 on Form S-4)
 10.8     Warrant Agreement dated December 16, 2002 between 1st
          Colonial Bancorp, Inc. and StockTrans, Inc.(Incorporated by
          reference from Exhibit 10.8 to 1st Colonial Bancorp, Inc.'s
          Registration Statement No. 333-92310 on Form SB-2)
 10.9     Enterprise License and Services Agreement dated as of
          October 16, 2003 between 1st Colonial National Bank and S1,
          Inc. (Incorporated by reference to Exhibit 10.9 to 1st Colonial
          Bancorp, Inc.'s Registration Statement No. 333-113779).
 11.1     Not required because clearly determinable from prospectus.
 21.1     Subsidiaries of the Registrant
 23.1     Consent of KPMG LLP

---------------

* To be filed by amendment.