Form 10QSB
period 2004-03-31
1ST COLONIAL BANCORP INC
filed 2004-05-17
CIK 1168230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

Yes  ☒       No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of May 12, 2004
Common Stock, without par value	2,251,142

PART 1 - FINANCIAL INFORMATION

1st COLONIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets:
Cash and due from banks	$2,557	$6,281
Federal funds sold	16,307	9,735
Interest bearing deposits	500	500
Investments held to maturity	5,806	5,808
Securities available for sale (amortized cost of $25,382 at March 31, 2004 and $28,107 at December 31, 2003)	25,472	27,985
Mortgages loans available for sale	84	281
Loans	68,849	66,550
Less: Allowance for loan losses	(833)	(768)
Net loans	68,016	65,782
Bank premises and equipment, net	933	935
Accrued interest receivable	407	373
Deferred tax assets	220	301
Other assets	144	91
Total Assets	$120,446	$118,072

Liabilities:
Demand deposits	$53,843	$57,717
Savings deposits	22,591	20,374
Other time deposits	29,444	26,232
Total deposits	105,878	104,323

Short-term borrowings	4,536	4,087
Accrued interest payable	5	8
Taxes payable	124	48
Other liabilities	80	55
Total liabilities	$110,623	$108,521

Shareholders’ equity:
Common stock (no par value)
Authorized: 5,000,000 shares, issued and outstanding: 1,418,731 shares at March 31, 2004 and 1,414,487 shares at December 31, 2003	—	—
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	9,273	9,238
Retained earnings	496	386
Accumulated other comprehensive income, net	54	(73)
Total shareholders’ equity	9,823	9,551
Total liabilities & shareholders’ equity	$120,446	$118,072

The accompanying notes are an integral part of these statements.

1st COLONIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Interest income:
Interest and fees on loans	$996	$899
Interest on federal funds sold	21	13
Interest and dividends on investments:
Taxable	196	245
Nontaxable	17	5
Total interest income	1,230	1,162
Interest expense:
Interest on demand deposits	139	120
Interest on savings deposits	19	43
Interest on time deposits	156	140
Interest on short-term borrowings	5	12
Total interest expense	319	315
Net interest income	911	847
Provision for loan losses	58	60

Net interest income after provision for loan losses	853	787

Other income:
Service charges on deposit accounts	36	33
Gain on sale of mortgage loans	9	20
Other income, service charges and fees	14	8
Total other income	59	61

Other expenses:
Salaries, wages and employee benefits	313	279
Occupancy and equipment expenses	92	82
Advertising expense	11	34
Data processing expense	75	62
Professional services	68	64
Other Operating Expenses	170	136
Total other expenses	729	657
Income before income taxes	183	191
Income tax expense	73	77
Net income	$110	$114
Other comprehensive income (loss), net	127	(39)
Total comprehensive income	$237	$75
Net income per share information:
Basic earnings per share	$0.08	$0.08
Diluted earnings per share	$0.07	$0.08

The accompanying notes are an integral part of these statements.

1st COLONIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003
Net income	$110	$114
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	33	25
Amortization of premium (discount) on securities, net	23	45
Amortization of deferred loan fees/cost, net	17	10
Deferred taxes	(4)	—
Gains on sale of mortgage loans available for sale	(9)	(20)
Loss on retirement of fixed assets	2	—
Provision for loan losses	58	60
Cash disbursed for mortgage banking activities	(1,605)	(5,359)
Cash received for mortgage banking activities	1,811	4,547
(Increase)decrease in accrued interest receivable	(34)	7
Increase in other assets	(53)	(31)
(Decrease)increase in accrued interest payable	(3)	3
Increase in income taxes payable	76	31
Increase in other liabilities	25	42
Total Adjustments	337	(640)
Net cash provided/(used)by operating activities	447	(526)

Cash flows used in investing activities:
Proceeds from maturity and sale of securities available-for-sale	5,200	12,601
Proceeds from maturity of securities held to maturity	365	95
Purchases of securities available-for-sale	(3,200)	(11,809)
Purchases of securities held to maturity	(363)	(140)
Repayment of principal of securities available-for-sale	702	894
Increase in loans receivable, net	(2,309)	(1,725)
Capital expenditures	(33)	(202)
Net cash provided/(used) in investing activities	362	(286)

Cash flows from financing activities:
Net increase in deposits	1,555	2,781
Net increase(decrease)increase in short-term borrowings	449	(610)
Exercise of warrants	35	2
Expenses for issuance of common stock	—	(7)
Net cash provided by financing activities	2,039	2,166
Net increase in cash and cash equivalents	2,848	1,354
Cash and cash equivalents as of beginning of period	16,516	12,161
Cash and cash equivalents as of March 31,	$19,364	$13,515

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$322	$312
Income taxes	—	46
Noncash items:
Change in unrealized gains for securities available-for-sale, net of taxes of ($85) for 2004 and $24 for 2003	127	(39)

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

In the opinion of management, the accompanying unaudited financial statements contain adjustments consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2004 and December 31, 2003 and the consolidated results of operations for the three month periods ended March 31, 2004 and 2003.  The accounting policies and reporting practices of the Company are in accordance with accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

The accompanying financial statements have been prepared in accordance with instructions for Form 10-QSB and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note 3.  Earnings Per Share

Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding.  Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period.  All calculations have been adjusted to account for the 5% stock dividend paid on April 15, 2004.  Options and warrants to purchase 497,429 and 440,740 shares of common stock were outstanding at March 31, 2004 and 2003, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

(Dollars are in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Numerator:
Net Income	$110	$114
Denominator for basic earnings per share-weighted average shares	1,417	1,411
Effect of dilutive securities:
Director and employee stock options	18	8
Warrants	62	0
Denominator for diluted earnings per share- adjusted weighted average shares and assumed exercised	1,497	1,419

Basic earnings per share	$0.08	$0.08
Diluted earnings per share	$0.07	$0.08

The following warrants and options were issued by the Bank with respect to Bank common stock.  Pursuant to the Agreement and Plan of Reorganization and Merger dated as of March 5, 2002 among the Company, the Bank and Interim, as of June 30, 2002, these outstanding warrants and stock options became warrants and stock options to purchase the common stock of the Company.

Warrants were issued to the Bank’s underwriter in connection with its initial public offering of common stock in June 2000.  Total warrants outstanding at March 31, 2004 entitled the holders to purchase 97,024 shares of common stock at a purchase price of $9.56 per share.  These warrants are exercisable until June 29, 2005.

On June 29, 2000, the Bank issued stock options to the Bank’s employees entitling them to purchase a total of 17,224 shares of Bank common stock.  These options will vest and become exercisable in five equal annual installments commencing on the first anniversary of the date of grant and continuing on each successive anniversary of such date.  These options are exercisable at $6.60 per share for a period of ten years after the grant date.  At March 31, 2004, all of these options were still outstanding.

On June 29, 2000, the Bank also issued stock options to the Bank’s directors entitling them to purchase a total of 5,230 shares of Bank common stock.  These options are exercisable at $6.60 per share for a period of ten years after the date of the grant.  These options have fully vested.  At March 31, 2004, options to purchase 4,619 shares of the Company’s common stock were still outstanding.

In April 2001, options to purchase a total of 7,277 shares of Bank common stock were granted to the Bank’s directors at an exercise price of $8.25 per share.  These options are fully vested and expire ten years from the date of the grant.  As of March 31, 2004, options to purchase 6,384 shares of the Company’s common stock were still outstanding.

In June 2001, options to purchase a total of 4,315 shares of Bank common stock were granted to certain Bank employees at an exercise price of $8.25 per share, of which 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.  At March 31, 2004, all of these options were still outstanding.

On February 20, 2002, options to purchase a total of 11,030 shares of common stock were granted to certain Bank employees at an exercise price of $9.30 per share, of which 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.  At March 31, 2004, 10,753 of these options were still outstanding.

On June 12, 2002, options to purchase a total of 8,895 shares of common stock were granted to the Bank’s directors at an exercise price of $8.69 per share.  These options are fully vested and expire ten years from the date of the grant.  At March 31, 2004, all of these options were still outstanding.

Warrants were issued to purchasers of the Company’s common stock in an offering that closed on December 16, 2002.  Warrants were issued for 280,475 shares of the Company’s common stock at a price of $8.71 per share.  These warrants are immediately exercisable and expire three years from issue date.  At March 31, 2004, 272,728 of these warrants were still outstanding.

On January 15, 2003, options to purchase a total of 11,028 shares of common stock were granted to certain Bank employees at an exercise price of $7.82 per share, of which 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.  At March 31, 2004, all of these options were still outstanding.

On January 15, 2003, options to purchase a total of 8,280 shares of common stock were granted to the Bank’s directors at an exercise price of $7.82 per share.  These options are fully vested and expire ten years from the date of the grant.  At March 31, 2004, all of these options were still outstanding.

On April 22, 2003, options to purchase a total of 7,880 shares of common stock were granted to the Bank’s directors at an exercise price of $8.71 per share.  These options are fully vested and expire ten years from the date of the grant.  At March 31, 2004, all of these options were still outstanding.

On January 2, 2004, options to purchase a total of 32,550 shares of common stock were granted to certain Bank employees at an exercise price of $10.89 per share.  These options become fully vested one year from the date of the grant and expire ten years from the date of the grant.  At March 31, 2004, all of these options were still outstanding.

On January 2, 2004, options to purchase a total of 15,750 shares of common stock were granted to the Bank’s directors at an exercise price of $10.89 per share.  These options become fully vested eleven months from the date of the grant and expire ten years from the date of the grant.  At March 31, 2004, all of these options were still outstanding.

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

Note 5.  Litigation

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

Note 6.  Stock Options

At March 31, 2004, the Company has two stock-based compensation plans, which are described more fully in note 3.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all option granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31, 2004			March 31, 2003
	As reported	Compensation expense	Pro forma	As reported	Compensation expense	Pro forma
Net income	$110	68	42	114	24	90
Basic earnings per share	0.08	0.05	0.03	0.08	0.02	0.06
Dilutive earnings per share	0.07	0.04	0.03	0.08	0.02	0.06

Note 7.  Common Stock Offering

On April 26, 2004, the Company completed its offering of common stock.  In the offering, the Company sold, through Ryan Beck & Co., 828,000 shares at an offering price of $10.00 per share.  Net proceeds are expected to approximate $7.2 million.  The proceeds are being used to fund, among other things, the continued growth of the Bank, including the establishment of additional branches.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included in Form 10-KSB filed with the Securities and Exchange commission on March 23, 2004.  This Form 10-QSB contains forward-looking statements.  You can find many of these statements before and after words such as “may,” “could,” “should,” “will,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “seek,” “assume” or similar expressions.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our:

•                  plans for the use of the net proceeds of our underwritten public offering of 828,000 shares of common stock, which was completed on April 26, 2004;

•                  expectations for continued acceptance and success in the banking and business communities in our market area;

•                  expectations as to the amount, mix, yield and other characteristics of the deposits and loans we expect to acquire and make; and

•                  expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control).  The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations, and other forward-looking statements:

•                  the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations;

•                  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•                  inflation, interest rate, market and monetary fluctuations;

•                  our ability to raise the capital necessary on a timely basis to support our continued asset growth and geographic expansion;

•                  our ability to maintain and continue to obtain the desired customers and employees;

•                  our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors;

•                  the willingness of prospective customers to substitute our products and services for the bank products and services they currently use, and the impact of competition from banks, thrifts and others in our market;

•                  changes in the timing and structure of our growth and related transactions and other changed facts and circumstances resulting from the passage of time;

•                  the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•                  technological changes;

•                  change in consumer spending and savings habits; and

•                  regulatory or judicial proceedings.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this prospectus.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

Effective June 30, 2002, the Bank became a wholly owned subsidiary of the Company, which has no material operations other than ownership of the Bank.  Therefore, the financial statements of 1st Colonial prior to June 30, 2002 are the historical statements of the Bank.  All per share data has been restated for the effect of the 10% stock dividend paid on January 15, 2002 to shareholders of record as of January 2, 2002, the 5% stock dividend paid on April 15, 2003 to shareholders of record as of April 1, 2003 and the 5% stock dividend paid on April 15, 2004 to shareholders of record as of April 1, 2004.

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

At March 31, 2004, the Bank had 23 full-time and 3 part-time employees.

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

FINANCIAL CONDITION

The Company’s assets totaled $120.4 million at March 31, 2004, as compared to $118.1 million at December 31, 2003, an increase of $2.4 million or 2.0%. This increase was caused principally by an increase in the Bank’s deposits of $1.6 million and an increase of $449,000 in short-term borrowings.  The Bank’s assets at March 31, 2004, consisted primarily of cash and cash equivalents, including federal funds sold and interest bearing deposits, which totaled $19.4 million, investment securities, which totaled $31.3 million and loans, including loans available for sale, which totaled $68.1 million.  The Bank’s premises and equipment totaled $933,000 at March 31, 2004, consisting primarily of leasehold improvements at the Collingswood main office and land and improvements for the Westville branch.  The Bank’s assets at December 31, 2003 consisted primarily of cash and cash equivalents, including federal funds sold and interest bearing deposits, which totaled $16.5 million, investment securities which totaled $33.8 million, and loans which totaled $66.1 million.

During the first three months of 2004, we continued to concentrate our efforts in building our loan portfolio.  Total loans, including loans available for sale, increased during such period by $2.0 million, or 3.1%.  Deposits totaled $105.9 million at March 31, 2004, as compared to $104.3 million at December 31, 2003, an increase of $1.6 million or 1.5%.  Non-interest bearing demand deposits totaled $22.8 million and interest-bearing demand deposits totaled $31.0 million at March 31, 2004, as compared to $20.4 million and $37.3 million, respectively, at December 31, 2003.  A $2.4 million increase in demand accounts was offset by a seasonal decrease of $3.6 million in municipal deposits and a $3.3 million decrease in labor union deposits.  Other interest bearing demand deposits increased $655,000.  Savings deposits totaled $22.6 million and certificates of deposit totaled $29.4 million at March 31, 2004, as compared to $20.4 and $26.2 million, respectively, at December 31, 2003.

RESULTS OF OPERATIONS

General.  Net income decreased 3.5% to $110,000 for the three months ended March 31, 2004, as compared to net income of $114,000 for the period ended March 31, 2003.  This decrease was due to a $72,000 increase in other expense, only partially offset by a $64,000 increase in net interest income.  Other income declined by $2,000 offset by a $2,000 reduction in the provision for loan losses.  Due to lower operating income, income tax expense declined by $4,000.

Basic earnings per share were $0.08 for the three months ended March 31, 2004 and the three months ended March 31, 2003.  Diluted earnings per share declined to $0.07 for the three months ended March 31, 2004 compared to $0.08 per share for the prior period.  This decline was due to the fact that the 272,728 warrants issued by the Company in December 2002 had a dilutive effect for the three month period ended March 31, 2004.  However, these warrants had an antidilutive effect in the comparable prior period.

Net Interest Income.  Interest income increased by $68,000 to $1.2 million, primarily due to an increase in interest and fees on loans of $97,000 for the three months ended March 31, 2004.  Average loans and loans available for sale outstanding increased by $11.9 million or 21.4% from the prior period, which more than offset the decline in the average yield on the loan portfolio.  The average yield on our loan portfolio declined from 6.57% for the three month period ended March 31, 2003 to 5.95% for the current three month period due to the declining interest rate environment.  Interest on federal funds sold and interest bearing deposits increased by $8,000 due to an increase of $3.8 million in average balances, despite lower yields caused by market rate declines.  While the average balance of the investment portfolio increased $2 million from the prior period, interest and dividends on investments decreased by $37,000 due to the overall decline in market rates.  The average tax-equivalent yield on investment securities declined to 2.69% in 2004 from 3.29% in 2003.

Total interest expense increased $4,000 from the prior period, due principally to a $12.5 million increase in average interest bearing liabilities.  The increase in the average balance of deposits was ameliorated by the lower rates paid on deposit accounts and short-term borrowings, as the cost of interest-bearing liabilities declined from 1.79% in 2003 to 1.53% in 2004.  Our net interest margin was 3.40% for the three months ended March 31, 2004 as compared to 3.78% for the prior period ended March 31, 2003, as our interest-earning assets repriced downward to a greater degree than our interest-bearing liabilities.

Provision for Loan Losses.  The provision for loan losses decreased to $58,000 for three months ended March 31, 2004 compared to $60,000 for the prior period.  Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio.  The allowance for loan losses was $833,000 at March 31, 2004, or 1.21% of total outstanding loans.

Total Other Income.  Other income, primarily service charges on deposit accounts and gains on sale of mortgages held for sale, decreased $2,000 to $59,000 for the three months ended March 31, 2004.  Fees from deposit account holders for the three months ended March 31, 2004 were approximately $36,000 compared to $33,000 in the prior period.  This 9.1% increase was principally due to deposit growth.  For the three months ended March 31, 2004, we recorded fees on the sale of residential mortgage loans held for sale of $9,000 compared to $20,000 in the prior period.  This was primarily due to decreased refinancing activity due to higher interest rates during the current three month period.  In general, we sell all newly originated fixed-rate residential mortgage loans into the secondary market on a servicing released basis.  The increase in other fees and charges of $6,000 to $14,000 in 2004 from $8,000 in 2003, was primarily volume related.

Total Other Expense.  Total other expenses for the three months ended March 31, 2004 increased $72,000 or 11.0% to $729,000 compared to $657,000 in the prior period.  Most of the increases were due to growth related factors:

•                  Employee related expenses were $313,000 for the period compared to $279,000 for the three months ended March 31, 2003, reflecting additions to our staff as well as normal compensation increases.

•                  Occupancy and equipment expenses increased $10,000 to $92,000 for the three months ended March 31, 2004, compared to $82,000 in the prior period.  Additional equipment for new staff and normal equipment upgrades accounted for these increases.

•                  Due to increased business volume, data processing expenses increased 21.0% to $75,000 for the three months ended March 31, 2004 compared to $62,000 for the prior period.

•                  Professional services, including audit, loan review, and legal expenses increased $4,000 to $68,000 during the three months ended March 31, 2004 compared to $64,000 for the comparable prior period.  This increase was primarily related to our growth.

•                  Other operating expenses included postage, ATM charges, telephone expenses, business development costs and other miscellaneous expenses.  Due to growth and increased activity, other operating expenses increased $34,000 or 25.0% to $170,000 for the three months ended March 31, 2004, compared to $136,000 for the three months ended March 31, 2003.

The increases above were partially offset by a decrease in advertising expenses of $23,000 to $11,000 for the three months ended March 31, 2004 compared to $34,000 in the prior period.  The prior period contained activity relating to our Westville opening and other marketing campaigns designed to increase community awareness of our presence, products and capabilities.

Income Taxes.  Our recorded income tax expense for the three months ended March 31, 2004 was $73,000 compared to $77,000 in the prior period.  The decrease in income tax expense is due to lower pre-tax income for the three months ended March 31, 2004 as compared to the prior period.  The effective rates for the three months ended March 31, 2004 and 2003 were 39.9% and 40.3%, respectively.

LIQUIDITY

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through deposits and borrowings.  Liquid assets include cash, federal funds sold, securities classified as available for sale, and loans maturing within one year.  As a result of the Bank’s management of liquid assets, and the ability to generate liquidity through deposits and short-term customer repos, management believes that the Bank maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers’ credit needs.  In addition, the Bank maintains a $900,000 secured line of credit and a $4.0 million unsecured line of credit with commercial banks.

At March 31, 2004, cash, securities classified as available for sale, interest bearing deposits, and federal funds sold were 37.2% of total assets.  Asset liquidity is also provided by managing loans and the maturity of investment securities.  To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

Net cash provided by operating activities for the three months ended March 31, 2004 was $447,000 as compared to cash used by operating activities of $526,000 in the prior period.  The change relates primarily to a decrease in the level of mortgage loans held for sale.  Net cash provided by investing activities was $362,000 compared to $286,000 used in the prior period.  The net change was largely due to a decrease in the amount of cash being invested in securities.  Funds provided by financing activities were $2.0 million for the period ended March 31, 2004 compared to $2.2 million for the prior period.  The primary reason was slower deposit growth offset by an increase in other borrowed funds and proceeds from warrant conversions.  Borrowed funds increased as a result of a daily sweep from a large depository account.  All collected balances in excess of a threshold amount are swept into an overnight repurchase agreement.

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

The following table shows the Bank’s regulatory capital ratios and shareholders’ equity to total assets as of March 31, 2004:

	Regulatory Minimum	Actual Ratio

Tier 1 risk-based capital ratio	4.0%	13.3%
Total risk-based capital ratio	8.0%	14.4%
Tier 1 leverage ratio	4.0%	8.4%
Shareholders’ equity to total assets	None	8.2%

On April 26, 2004, the Company completed its public offering of 828,000 shares of common stock at a price of $10.00 per share.  The offering was underwritten on a firm-commitment basis by Ryan Beck & Co., Inc.  Net of underwriting discounts and commissions, the Company received proceeds of approximately $7.7 million from the offering.  We will use a portion of the proceeds to enable the Bank to increase its legal lending limit and to provide the capital necessary, in light of the regulatory capital requirements described above, to support the Bank’s growth.  A portion of the proceeds also may be used to fund the establishment or acquisition of additional branches, if we find locations that we believe will be successful and will provide growth opportunities for the Bank.  Although we desire to open two additional branches by the first quarter of 2006, we currently have no definitive plans or arrangements to establish or acquire any branches.

Item 3.  Controls and Procedures

As of March 31, 2004, 1st Colonial, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of 1st Colonial’s disclosure controls and procedures.  Based on that evaluation, 1st Colonial’s Chief Executive Officer and Chief Financial Officer concluded that 1st Colonial’s disclosure controls and procedures are effective.  There were no significant changes to 1st Colonial’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Number	Title

3.1

Articles of Incorporation of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission)

3.2

Bylaws of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission)

4.1

Form of certificate evidencing shares of 1st Colonial Bancorp, Inc. 1st Colonial Bancorp, Inc.’s Common Stock (Incorporated by reference to Exhibit 4.1 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333-84114 on Form S-4 filed with the Securities and Exchange Commission)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated March 18, 2004, was filed by 1st Colonial Bancorp, Inc. on March 18, 2004, reporting matters under Items 7 (Financial Statements and Exhibits) and 12 (Results of Operations and Financial Condition).  No financial statements were filed with such report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST COLONIAL BANCORP, INC.

Date: May 12, 2004	/s/ Gerard M. Banmiller
Gerard M. Banmiller
President and
Chief Executive Officer

Date: May 12, 2004	/s/ Robert C. Faix
Robert C. Faix
Senior Vice President and
Chief Financial Officer