Form 10QSB
period 2004-06-30
1ST COLONIAL BANCORP INC
filed 2004-08-16
CIK 1168230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-84114

1st Colonial Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	01-0715542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 Haddon Avenue Collingswood, NJ	08108
(Address of Principal	(Zip Code)
Executive Offices)

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

Yes  ☒           No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of August 13, 2004
Common Stock, without par value	2,251,642

PART 1 - FINANCIAL INFORMATION

1st COLONIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets:
Cash and due from banks	$2,801	$6,281
Federal funds sold	3,635	9,735
Interest bearing deposits	—	500
Investments held to maturity	7,873	5,808
Securities available for sale (amortized cost of $35,113 at June 30, 2004 and $28,107 at December 31, 2003)	34,541	27,985
Mortgages loans available for sale	552	281
Loans	73,985	66,550
Less: Allowance for loan losses	(892)	(768)
Net loans	73,093	65,782
Bank premises and equipment, net	995	935
Accrued interest receivable	394	373
Deferred tax assets	491	301
Other assets	179	91
Total Assets	$124,554	$118,072
Liabilities:
Demand deposits	$54,478	$57,717
Savings deposits	21,140	20,374
Other time deposits	27,532	26,232
Total deposits	103,150	104,323

Short-term borrowings	4,525	4,087
Accrued interest payable	7	8
Taxes payable	3	48
Other liabilities	74	55
Total liabilities	$107,759	$108,521
Shareholders’ equity:
Common stock (no par value)
Authorized: 5,000,000 shares, issued and outstanding: 2,251,142 shares at June 30, 2004 and 1,414,677 shares at December 31, 2003	—	—
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	17,015	9,238
Retained earnings	124	386
Accumulated other comprehensive income, net	(344)	(73)
Total shareholders’ equity	16,795	9,551
Total liabilities & shareholders’ equity	$124,554	$118,072

The accompanying notes are an integral part of these statements.

1st COLONIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME(LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	1,032	$921	$2,028	$1,820
Interest on federal funds sold	21	32	42	45
Interest and dividends on investments:
Taxable	195	207	391	452
Nontaxable	21	10	38	15
Total interest income	1,269	1,170	2,499	2,332

Interest expense:
Interest on demand deposits	127	133	266	253
Interest on savings deposits	19	38	38	81
Interest on time deposits	166	142	322	282
Interest on short-term borrowings	4	12	9	24
Total interest expense	316	325	635	640
Net interest income	953	845	1,864	1,692
Provision for loan losses	68	60	125	120
Net interest income after provision for loan losses	885	785	1,739	1,572

Other income:
Service charges on deposit accounts	36	35	72	68
Gain on sale of mortgage loans	24	30	33	50
Other income, service charges and fees	22	17	36	25
Total other income	82	82	141	143

Other expenses:
Salaries, wages and employee benefits	319	291	632	570
Occupancy and equipment expenses	95	78	187	160
Advertising expense	26	44	37	78
Data processing expense	83	69	158	131
Professional Fees	60	49	128	114
Other Operating Expenses	181	150	352	285
Total other expenses	764	681	1,494	1,338

Income before income taxes	203	186	386	377
Income tax expense	80	75	153	152
Net income	$123	$111	$233	$225
Other comprehensive income(loss)	(397)	53	(271)	14
Total comprehensive income(loss)	$(274)	$164	$(38)	$239

Net income per share information:
Basic earnings per share	$0.06	$0.08	$0.14	$0.16
Diluted earnings per share	$0.06	$0.08	$0.13	$0.16

The accompanying notes are an integral part of these statements.

1st COLONIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2004	2003
Net income	$233	$225
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation	69	52
Amortization of premium (discount) on securities, net	77	90
Amortization of deferred loan fees/cost, net	12	23
Deferred taxes	(9)	(2)
Gains on sale of mortgage loans available for sale	(33)	(50)
Loss on retirement of fixed assets	2	—
Provision for loan losses	125	120
Cash disbursed for mortgage banking activities	(7,259)	(11,327)
Cash received for mortgage banking activities	7,021	10,477
Increase in accrued interest receivable	(21)	(10)
Increase in other assets	(88)	(88)
(Decrease) increase in accrued interest payable	(1)	2
Decrease in income taxes payable	(45)	(23)
Increase in other liabilities	19	25
Total Adjustments	(131)	(711)
Net cash provided/(used) by operating activities	102	(486)

Cash flows used in investing activities:
Proceeds from maturity and sale of securities available-for-sale	7,200	21,801
Proceeds from maturity of securities held to maturity	3,924	95
Purchases of securities available-for-sale	(16,021)	(21,259)
Purchases of securities held to maturity	(5,989)	(3,966)
Repayment of principal of securities available-for-sale	1,737	2,288
Increase in loans receivable, net	(7,448)	(4,304)
Capital expenditures	(131)	(250)
Net cash used in investing activities	(16,728)	(5,595)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,173)	12,529
Net increase (decrease) in short-term borrowings	438	(2,960)

Exercise of warrants

	74	2

Net proceeds from sale of common stock	7,207	(9)

Net cash provided by financing activities	6,546	9,562
Net (decrease) increase in cash and cash equivalents	(10,080)	3,481
Cash and cash equivalents as of beginning of period	16,516	12,161
Cash and cash equivalents as of June 30,	$6,436	$15,642

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$635	$638
Income taxes	206	213
Noncash items:
Change in unrealized gains for securities available-for-sale, net of taxes of $179 for 2004 and $9 for 2003	271	14
Transferred from retained earnings to additional Paid in capital as a result of the 5% stock dividend	496	280

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

In the opinion of management, the accompanying unaudited financial statements contain adjustments consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2004 and December 31, 2003 and the consolidated results of operations for the three and six month periods ended June 30, 2004 and 2003.  The accounting policies and reporting practices of the Company are in accordance with U.S. generally accepted accounting principles and have been followed on a consistent basis.

The accompanying financial statements have been prepared in accordance with instructions for Form 10-QSB and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of the deferred tax assets.

Note 3.  Earnings Per Share

Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding.  Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period.  All calculations have been adjusted to account for the 5% stock dividend paid on April 15, 2004.  Options and warrants to purchase 502,159 and 456,889 shares of common stock were outstanding at June 30, 2004 and 2003, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

(Dollars are in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net Income	$123	$111	$233	$225

Denominator for basic earnings per share-weighted average shares	2,022	1,411	1,720	1,411
Effect of dilutive securities(1):
Director and employee stock options	14	22	16	14
Warrants	37	—	50	—

Denominator for diluted earnings per share- weighted average shares and assumed exercised	2,073	1,433	1,786	1,425

Basic earnings per share	$0.06	$0.08	$0.14	$0.16
Diluted earnings per share	$0.06	$0.08	$0.13	$0.16

(1)                For the three and six months ended June 30, 2004, 48,300 options are anti-dilutive and are not included in the above calculations.

For the three and six months ended June 30, 2003, 97,023 warrants and 11,028 options are anti-dilutive and are not included in the above calculations.

Warrants were issued to the Bank’s underwriter in connection with its initial public offering of common stock in June 2000.  Total warrants outstanding at June 30, 2004 entitled the holders to purchase 97,024 shares of common stock at a purchase price of $9.56 per share.  These warrants are exercisable until June 29, 2005.

On June 29, 2000, the Bank issued stock options to the Bank’s employees entitling them to purchase a total of 17,224 shares of Bank common stock.  Eighty percent of these options have vested and are exercisable, and the remainder will vest and become exercisable on June 29, 2005.  These options are exercisable at $6.60 per share for a period of ten years after the grant date.  At June 30, 2004, all of these options were still outstanding.

On June 29, 2000, the Bank also issued stock options to the Bank’s directors entitling them to purchase a total of 5,230 shares of Bank common stock.  These options are fully vested and exercisable at $6.60 per share for a period of ten years after the date of the grant.   Of these options,. at June 30, 2004, options to purchase 4,619 shares were still outstanding.

In April 2001, options to purchase a total of 7,277 shares of Bank common stock were granted to the Bank’s directors at an exercise price of $8.25 per share.  These options are fully vested and expire ten years from the date of the grant. Of these options, at June 30, 2004, options to purchase 6,384 shares were still outstanding.

In June 2001, options to purchase a total of 4,315 shares of Bank common stock were granted to certain Bank employees at an exercise price of $8.25 per share, of which 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.  At June 30, 2004, all of these options were still outstanding.

On February 20, 2002, options to purchase a total of 11,030 shares of Bank common stock were granted to certain Bank employees at an exercise price of $9.30 per share, of which 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.  At June 30, 2004, 10,753 of these options were still outstanding.

On June 12, 2002, options to purchase a total of 8,895 shares of Bank common stock were granted to the Bank’s directors at an exercise price of $8.69 per share.  These options are fully vested and expire ten years from the date of the grant.  At June 30, 2004, all of these options were still outstanding.

When the Company became the holding company for the Bank in June 2002, all outstanding warrants and options issued by the Bank with respect to Bank common stock became warrants and stock options to purchase the common stock of the Company.

Warrants were issued to purchasers of the Company’s common stock in an offering that closed on December 16, 2002.  Warrants were issued for 280,475 shares of the Company’s common stock at a price of $8.71 per share.  These warrants are immediately exercisable and expire three years from issue date.  At June 30, 2004, 268,458 of these warrants were still outstanding.

On January 15, 2003, options to purchase a total of 11,028 shares of Company common stock were granted to certain Bank employees at an exercise price of $7.82 per share, of which 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.  At June 30, 2004, all of these options were still outstanding.

On January 15, 2003, options to purchase a total of 8,280 shares of Company common stock were granted to the Bank’s directors at an exercise price of $7.82 per share.  These options are fully vested and expire ten years from the date of the grant.  At June 30, 2004, all of these options were still outstanding.

On April 22, 2003, options to purchase a total of 7,880 shares of Company common stock were granted to the Bank’s directors at an exercise price of $8.71 per share.  These options are fully vested and expire ten years from the date of the grant.  At June 30, 2004, all of these options were still outstanding.

On January 2, 2004, options to purchase a total of 32,550 shares of common stock were granted to certain Bank employees at an exercise price of $10.89 per share.  These options become fully vested one year from the date of the grant and expire ten years from the date of the grant.  At June 30, 2004, all of these options were still outstanding.

On January 2, 2004, options to purchase a total of 15,750 shares of common stock were granted to the Bank’s directors at an exercise price of $10.89 per share.  These options become fully vested eleven months from the date of the grant and expire ten years from the date of the grant.  At June 30, 2004, all of these options were still outstanding.

On May 19, 2004 options to purchase a total of 9,000 shares of common stock were granted to the Bank’s directors at an exercise price of $9.88 per share.  These options become fully vested eleven months from the date of the rand and expire ten years from the date of the grant.  At June 30, 2004, all of these options were outstanding.

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

Note 6.  Stock Options

At June 30, 2004, the Company has two stock-based compensation plans, which are described more fully in note 3.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	June 30, 2004			June 30, 2003
	As reported	Compensation expense	Pro forma	As reported	Compensation expense	Pro forma

Net income	$123	87	36	111	29	82
Basic earnings per share	0.06	0.04	0.02	0.08	0.02	0.06
Dilutive earnings per share	0.06	0.04	0.02	0.08	0.02	0.06

	Six Months Ended
	June 30, 2004			June 30, 2003
	As reported	Compensation expense	Pro forma	As reported	Compensation expense	Pro forma

Net income	$233	155	78	225	52	173
Basic earnings per share	0.14	0.09	0.05	0.16	0.04	0.12
Dilutive earnings per share	0.13	0.09	0.04	0.16	0.04	0.12

Note 7.          Common Stock Offering

On April 26, 2004, the Company completed its offering of common stock.  In the offering, the Company sold, through Ryan Beck & Co., Inc. as underwriter, 828,000 shares at an offering price of $10.00 per share.  Net proceeds were $7.2 million.  The proceeds are being used to fund, among other things, the continued growth of the Bank, including the establishment of additional branches.

Note 8.  Recent Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15,2004, with early adoption encouraged.  A certain transition provision applies for certain aspects of loans currently with the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans.  SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  SOP 03-3 does not apply to loans originated by the entity.  The Company will adopt this statement for any pools of loans purchased after December 31, 2004.

Note 9.  Comprehensive Income

Accounting principles generally require that recognized revenue, expense, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sales securities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income (loss) and related tax effects were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2004	2003	2004	2003
Unrealized holding gains (losses) on available for sale securities	(662)	88	(450)	23
Reclassification adjustment for gains realized in income
Net unrealized gain (losses)	(662)	88	(450)	23
Income tax effect	265	(35)	179	(9)
Other comprehensive income (loss)	(397)	53	(271)	14

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange commission on March 23, 2004.  This Form 10-QSB contains forward-looking statements.  You can find many of these statements before and after words such as “may,” “could,” “should,” “will,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “seek,” “assume” or similar expressions.

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

•                  change in consumer spending and savings habits; and

•                  regulatory or judicial proceedings.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this form 10-QSB.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

Effective June 30, 2002, the Bank became a wholly owned subsidiary of the Company, which has no material operations other than ownership of the Bank.  Therefore, the financial statements of the Company prior to June 30, 2002 are the historical statements of the Bank.  All per share data has been restated for the effect of the 10% stock dividend paid on January 15, 2002 to shareholders of record as of January 2, 2002, the 5% stock dividend paid on April 15, 2003 to shareholders of record as of April 1, 2003 and the 5% stock dividend paid on April 15, 2004 to shareholders of record as of April 1, 2004.

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

The Bank’s main office is located at 1040 Haddon Avenue, Collingswood, New Jersey.    At June 30, 2004, the Bank had 24 full-time and 4 part-time employees.

CRITICAL ACCOUNTING MATTERS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of the deferred tax assets.

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

FINANCIAL CONDITION

The Company’s assets totaled $124.6 million at June 30, 2004, as compared to $118.1 million at December 31, 2003, an increase of $6.5 million or 5.5%. This increase resulted from the sale of 828,000 shares of the Company’s common stock that was completed on April 26, 2004.  The Company realized net proceeds of approximately $7.2 million from this sale.  The increase in assets caused by these proceeds was partially offset, however, by a $762,000 decrease in the Company’s total liabilities at June 30, 2004, from December 31, 2003, due primarily to a $1.2 million decrease in deposits.  The Bank’s assets at June 30, 2004, consisted primarily of cash and cash equivalents, including federal funds sold and interest bearing deposits, which totaled $6.4 million, investment securities, which totaled $42.4 million and loans, including loans available for sale, which totaled $73.6 million.  The Bank’s premises and equipment totaled $995,000 at June 30, 2004, consisting primarily of leasehold improvements at the Collingswood main office and land and improvements for the Westville branch.  The Bank’s assets at December 31, 2003 consisted primarily of cash and cash equivalents, including federal funds sold and interest bearing deposits, which totaled $16.5 million, investment securities which totaled $33.8 million, and loans, including loans available for sale, which totaled $66.1 million.

During the first six months of 2004, we continued to concentrate our efforts in building our loan portfolio.  Total loans, including loans available for sale, increased during such period by $7.6 million, or 11.5%.  Deposits totaled $103.2 million at June 30, 2004, as compared to $104.3 million at December 31, 2003, a decrease of $1.2 million or 1.1%.  Non-interest bearing demand deposits totaled $25.5 million and interest-bearing demand deposits totaled $29.0 million at June 30, 2004, as compared to $20.4 million and $37.3 million, respectively, at December 31, 2003.  A $5.1 million increase in demand accounts was offset by a seasonal decrease of $6.0 million in municipal deposits and a $2.8 million decrease in labor union deposits.  Other interest bearing demand deposits increased $513,000.  Savings deposits totaled $21.1 million and certificates of deposit totaled $27.5 million at June 30, 2004, as compared to $20.4 and $26.2 million, respectively, at December 31, 2003.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared to the three months ended June 30, 2003.

General.  Net income increased 10.8% to $123,000 for the three months ended June 30, 2004, as compared to net income of $111,000 for the period ended June 30, 2003.  This increase was due to a $108,000 increase in net interest income, partially offset by a $83,000 increase in other expense.  Other income was unchanged from the prior period.  The provision for loan losses increased by $8,000 to $68,000 for the three months ended June 30, 2004 compared to the comparable period in 2003.  Due to higher operating income, income tax expense increased by $5,000.

Basic and diluted earnings per share were $0.06 for the three months ended June 30, 2004 compared to $0.08 for the three months ended June 30, 2003.  This decrease was due primarily to the sale of 828,000 shares that was completed on April 26, 2004.  Basic and diluted earnings per share for each period were equal because the outstanding options and warrants during the three months ended June 30, 2004 and 2003 had a minimal dilutive effect during both periods.

Net Interest Income.  Interest income increased by $99,000 to $1.3 million, primarily due to an increase in interest and fees on loans of $111,000 for the three months ended June 30, 2004.  Average loans and loans available for sale outstanding increased by $14.1 million or 24.5% from the prior period, which more than offset the decline in the average yield on the loan portfolio.  The average yield on our loan portfolio declined from 6.44% for the three month period ended June 30, 2003 to 5.81% for the current three month period due to the declining interest rate environment.  Interest on federal funds sold and interest bearing deposits decreased by $11,000 due to a decrease of $397,000 in average balances.  While the average balance of the investment portfolio increased $6.6 million from the prior period, interest and dividends on investments decreased by $1,000 due to the overall decline in market rates.  The average tax-equivalent yield on investment securities declined to 2.38% in 2004 from 2.93% in 2003.

Total interest expense decreased $9,000 from the prior period, due principally to an overall decline in market interest rates.  An $8.8 million increase in average interest bearing liabilities was ameliorated by the lower rates paid on deposit accounts and short-term borrowings, as the cost of interest-bearing liabilities declined from 1.71% in 2003 to 1.50% in 2004.  Our net interest margin was 3.26% for the three months ended June 30, 2004 as compared to 3.47% for the prior period ended June 30, 2003, as our interest-earning assets repriced downward to a greater degree than our interest-bearing liabilities.

Provision for Loan Losses.  The provision for loan losses increased to $68,000 for three months ended June 30, 2004 compared to $60,000 for the prior period.  Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio.  The allowance for loan losses was $892,000 at June 30, 2004, or 1.21% of total outstanding loans, compared to $768,000 or 1.15% of total outstanding loans at December 31, 2003.

Total Other Income.  Other income, primarily service charges on deposit accounts and gains on sale of mortgages held for sale, remained constant at $82,000 for the three months ended June 30, 2004.  Fees from deposit account holders for the three months ended June 30, 2004 were approximately $36,000 compared to $35,000 in the prior period.  For the three months ended June 30, 2004, we recorded fees on the sale of residential mortgage loans held for sale of $24,000 compared to $30,000 in the prior period.  This was primarily due to decreased refinancing activity due to higher interest rates during the current three month period.  In general, we sell all newly originated fixed-rate residential mortgage loans into the secondary market on a servicing released basis.  The increase in other income, service charges and fees of $5,000 to $22,000 in 2004 from $17,000 in 2003, was primarily due to increased business volume.

Total Other Expense.  Total other expenses for the three months ended June 30, 2004 increased $83,000 or 12.2% to $764,000 compared to $681,000 in the prior period.  Most of the increases were due to growth related factors:

•                  Employee related expenses were $319,000 for the period compared to $291,000 for the three months ended June 30, 2003, reflecting additions to our staff as well as normal compensation increases.

•                  Occupancy and equipment expenses increased $17,000 to $95,000 for the three months ended June 30, 2004, compared to $78,000 in the prior period.  Additional equipment for new staff, normal equipment upgrades and increased maintenance costs accounted for these increases.

•                  Due to increased business volume, data processing expenses increased 20.3% to $83,000 for the three months ended June 30, 2004 compared to $69,000 for the prior period.

•                  Professional services, including audit, loan review, and legal expenses increased $11,000 to $60,000 during the three months ended June 30, 2004 compared to $49,000 for the comparable prior period.  This increase was primarily related to our growth.

•                  Other operating expenses included postage, ATM charges, telephone expenses, business development costs and other miscellaneous expenses.  Due to growth and increased activity, other operating expenses increased $31,000 or 20.7% to $181,000 for the three months ended June 30, 2004, compared to $150,000 for the three months ended June 30, 2003.

The increases above were partially offset by a decrease in advertising expenses of $18,000 for the three months ended June 30, 2004 to $26,000 compared to $44,000 in the prior period.  The prior period contained activity relating to our Westville branch opening and other marketing campaigns designed to increase community awareness of our presence, products and capabilities.

Income Taxes.  Our recorded income tax expense for the three months ended June 30, 2004 was $80,000 compared to $75,000 in the prior period.  The increase in income tax expense is due to higher pre-tax income for the three months ended June 30, 2004 as compared to the prior period.  The effective rates for the three months ended June 30, 2004 and 2003 were 39.4% and 40.3%, respectively.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003.

General.  Net income increased 3.6% to $233,000 for the six months ended June 30, 2004, as compared to net income of $225,000 for the period ended June 30, 2003.  This increase was due to a $172,000 increase in net interest income, partially offset by a $156,000 increase in other expense.  Other income decreased $2,000 to $141,000 for the six months ended June 30, 2004 compared to $143,000 in the prior period.  The provision for loan losses increased by $5,000 to $125,000 for the six months ended June 30, 2004 compared to the comparable period in 2003.  Due to higher operating income, income tax expense increased by $1,000.

Basic earnings per share were $0.14 for the six months ended June 30, 2004 compared to $0.16 for the six months ended June 30, 2003. Diluted earnings per share declined to $0.13 for the six months ended June 30, 2004 compared to $0.16 per share for the prior period. These decreases were due primarily to the sale of 828,000 shares of common stock that was completed on April 26, 2004.  Basic and diluted earnings per share for the six months ended June 30, 2003 were equal because the outstanding options and warrants had a minimal dilutive effect on basic earnings per share.  In 2004, more options and warrants were in-the-money causing a greater dilutive effect.

Net Interest Income.  Interest income increased by $167,000 to $2.5 million, primarily due to an increase in interest and fees on loans of $208,000 for the six months ended June 30, 2004.  Average loans and loans available for sale outstanding increased by $13.0 million or 23.0% from the prior period, which more than offset the decline in the average yield on the loan portfolio.  The average yield on our loan portfolio declined from 6.50% for the six month period ended June 30, 2003 to 5.88% for the current six month period due to the declining interest rate environment.  Interest on federal funds sold and interest bearing deposits decreased by $3,000 for the six months ended June 30, 2004 compared to the comparable prior period.  An increase of $1.7 million in average balances was more that offset by a 0.20% decline in average yield to 1.01% in the current period.  While the average balance of the investment portfolio increased $4.3 million from the prior period, interest and dividends on investments decreased by $38,000 due to the overall decline in market rates.  The average tax-equivalent yield on investment securities declined to 2.53% in 2004 from 3.11% in 2003.

Total interest expense decreased $5,000 from the prior period, due principally to an overall decline in market interest rates.  A $10.7 million increase in average interest bearing liabilities was ameliorated by the lower rates paid on deposit accounts and short-term borrowings, as the cost of interest-bearing liabilities declined from 1.75% in 2003 to 1.51% in 2004.  Our net interest margin was 3.32% for the six months ended June 30, 2004 as compared to 3.93% for the prior period ended June 30, 2003, as our interest-earning assets repriced downward to a greater degree than our interest-bearing liabilities.

Provision for Loan Losses.  The provision for loan losses increased to $125,000 for six months ended June 30, 2004 compared to $120,000 for the prior period.  Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio.

Total Other Income.  Other income, primarily service charges on deposit accounts and gains on sale of mortgages held for sale, declined $2,000 or 1.4% to $141,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Fees from deposit account holders for the six months ended June 30, 2004 were approximately $72,000 compared to $68,000 in the prior period.  For the six months ended June 30, 2004, we recorded fees on the sale of residential mortgage loans held for sale of $33,000 compared to $50,000 in the prior period.  This was primarily due to decreased refinancing activity due to higher interest rates during the current three month period.  In general, we sell all newly originated fixed-rate residential mortgage loans into the secondary market on a servicing released basis.  The increase in other income, service charges and fees of $11,000 in 2004 to $36,000 from $25,000 in 2003, was primarily due to an increase in business volume.

Total Other Expense.  Total other expenses for the six months ended June 30, 2004 increased $156,000 or 11.7% to $1.5 million compared to $1.3 million in the prior period.  Most of the increases were due to growth related factors:

•                  Employee related expenses were $632,000 for the period compared to $570,000 for the six months ended June 30, 2003, reflecting additions to our staff as well as normal compensation increases.

•                  Occupancy and equipment expenses increased $27,000 to $187,000 for the six months ended June 30, 2004, compared to $160,000 in the prior period.  Additional equipment for new staff, normal equipment upgrades and increased maintenance costs accounted for these increases.

•                  Due to increased business volume, data processing expenses increased 20.6% to $158,000 for the six months ended June 30, 2004 compared to $131,000 for the prior period.

•                  Professional services, including audit, loan review, and legal expenses increased $14,000 to $128,000 during the six months ended June 30, 2004 compared to $114,000 for the comparable prior period.  This increase was primarily related to our growth.

•                  Other operating expenses included postage, ATM charges, telephone expenses, business development costs and other miscellaneous expenses.  Due to growth and increased activity, other operating expenses increased $67,000 or 23.5% to $352,000 for the six months ended June 30, 2004, compared to $285,000 for the six months ended June 30, 2003.

The increases above were partially offset by a decrease in advertising expenses of $41,000 for the six months ended June 30, 2004 to $37,000 compared to $78,000 in the prior period.  The prior period contained activity relating to our Westville opening and other marketing campaigns designed to increase community awareness of our presence, products and capabilities.

Income Taxes.  Our recorded income tax expense for the six months ended June 30, 2004 was $153,000 compared to $152,000 in the prior period.  The increase in income tax expense is due to higher pre-tax income for the six months ended June 30, 2004 as compared to the prior period partially offset by a lower tax rate.  The effective rates for the six months ended June 30, 2004 and 2003 were 39.6% and 40.3%, respectively.

LIQUIDITY

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through deposits and borrowings.  Liquid assets include cash, federal funds sold, securities classified as available for sale, and loans maturing within one year.  As a result of the Bank’s management of liquid assets, and the ability to generate liquidity through deposits and short-term customer repos, management believes that the Bank maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers’ credit needs.  In addition, the Bank maintains a $2.4 secured line of credit and a $4.0 million unsecured line of credit with commercial banks.

At June 30, 2004, cash, securities classified as available for sale, interest bearing deposits, and federal funds sold were 32.9% of total assets.  Asset liquidity is also provided by managing loans and the maturity of investment securities.  To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

Net cash provided by operating activities for the six months ended June 30, 2004 was $102,000 as compared to cash used by operating activities of $486,000 in the prior period.  The change relates primarily to a decrease in the level of mortgage loans held for sale.  Net cash used by investing activities was $16.7 million compared to $5.6 million in the prior period.  The net change was largely due to an increase in the amount of cash being invested in securities and new loans.  Funds provided by financing activities were $6.5 million for the period ended June 30, 2004 compared to $9.6 million for the prior period.  The primary reason was slower deposit growth offset by proceeds by the sale of common stock, an increase in other borrowed funds and proceeds from warrant conversions.  Borrowed funds increased as a result of a daily sweep from a large depository account.  All collected balances in excess of a threshold amount are swept into an overnight repurchase agreement.

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

The following table shows the Bank’s regulatory capital ratios and shareholders’ equity to total assets as of June 30, 2004:

	Regulatory Minimum	Actual Ratio
Total risk-based capital ratio	8.0%	20.97%
Tier 1 risk-based capital ratio	4.0%	19.85%

Tier 1 leverage ratio	4.0%	12.75%
Shareholders’ equity to total assets	None	13.48%

On April 26, 2004, the Company completed its public offering of 828,000 shares of common stock at a price of $10.00 per share.  Net of underwriting discounts and commissions, and legal, accounting, printing and other related expenses, the Company received proceeds of approximately $7.2 million from the offering.  We will use a portion of the proceeds to enable the Bank to increase its legal lending limit and to provide the capital necessary, in light of the regulatory capital requirements described above, to support the Bank’s growth.  A portion of the proceeds also will be used to fund the establishment or acquisition of additional branches.  On July 13, 2004, we filed an application with the OCC to open a full service branch in Mount Holly, Burlington County, New Jersey.  If approved, we anticipate that this branch will open in the second quarter of 2005.  We desire to open an additional branch by the first quarter of 2006.   We currently have no definitive plans or arrangements to establish or acquire that branch.

The Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company’s capital resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

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

Amount Of Commitment Expiration Per Period
(In thousands)

Other Commercial Commitments At June 30, 2004	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Commitments to extend credit
Lines of Credit	3,198	2,852	50		296
Unfunded residential mortgages	5,047	1,107	—	—	3,940
Total commercial commitments	8,245	3,959	50	—	4,236

Item 3.           Controls and Procedures

As of June 30, 2004, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

1st Colonial Bancorp, Inc.’s annual meeting of the shareholders was held on May 19, 2004.  The results of the items voted on are listed below.

Issue	Description	For	Withheld

1.	Election of Directors for a three-year term

	Linda M. Rohrer	1,042,204	374
	Harrison Melstein	1,038,594	3,984
	Stanley H. Molotsky	1,042,204	374

Issue	Description	For	Against	Abstain

2.	Proposal to ratify the appointment of KPMG LLP as the independent auditors of 1st Colonial Bancorp, Inc. for the year ending December 31, 2004	1,036,333	116	6,129

As the results of Issue 1 above indicate, Ms. Rohrer and Messrs. Melstein and Molotsky were elected as directors of 1st Colonial Bancorp at the 2004 annual meeting.  The other directors whose terms of office as directors continued after the meeting were Gerard M. Banmiller, Mary R. Burke, Thomas A. Clark III, Letitia G. Colombi, Gerald J. DeFelicis, John J. Donnelly IV, Eduardo F. Enriquez, and Michael C. Haydinger.

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

A Current Report on Form 8-K dated July 30, 2004, was filed by 1st Colonial Bancorp, Inc. on August 3, 2004, reporting matters under Items 7 (Financial Statements and Exhibits) and 12 (Results of Operations and Financial Condition).  No financial statements were filed with such report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST COLONIAL BANCORP, INC.

Date: August 13, 2004	/s/ Gerard M. Banmiller
Gerard M. Banmiller
President and
Chief Executive Officer

Date: August 13, 2004	/s/ Robert C. Faix
Robert C. Faix
Senior Vice President and
Chief Financial Officer