Form 10QSB
period 2004-09-30
1ST COLONIAL BANCORP INC
filed 2004-11-15
CIK 1168230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of November 12, 2004

Common Stock, without par value	2,251,642

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Financial Condition September 30, 2004 (Unaudited) and December 31, 2003

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited) - For the Three and Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows – (Unaudited) For the Nine Months Ended September 30, 2004 and 2003

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits

Signatures

CEO and CFO Certifications

PART 1 - FINANCIAL INFORMATION

1st COLONIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets:
Cash and due from banks	$4,670	$6,281
Federal funds sold	19,386	9,735
Interest bearing deposits	—	500
Investments held to maturity (fair value of $10,747 at September 30, 2004 and $5,796 at December 31, 2003)	10,756	5,808
Securities available for sale (amortized cost of $34,080 at September 30, 2004 and $28,107 at December 31, 2003)	34,013	27,985
Mortgages loans available for sale	375	281
Loans	74,233	66,550
Less: Allowance for loan losses	(946)	(768)
Net loans	73,287	65,782
Bank premises and equipment, net	980	935
Accrued interest receivable	425	373
Deferred tax assets	289	301
Other assets	266	91
Total Assets	$144,447	$118,072

Liabilities:
Demand deposits	$56,268	$57,717
Savings deposits	28,264	20,374
Other time deposits	36,121	26,232
Total deposits	120,653	104,323

Short-term borrowings	6,402	4,087
Accrued interest payable	16	8
Taxes payable	74	48
Other liabilities	40	55
Total liabilities	$127,185	$108,521
Shareholders’ equity:
Common stock (no par value)
Authorized: 5,000,000 shares, issued and outstanding: 2,251,642 shares at September 30, 2004 and 1,414,677 shares at December 31, 2003	—	—
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	17,003	9,238
Retained earnings	299	386
Accumulated other comprehensive income, net	(40)	(73)
Total shareholders’ equity	17,262	9,551
Total liabilities & shareholders’ equity	$144,447	$118,072

The accompanying notes are an integral part of these statements.

1st COLONIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME(LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	1,096	$960	$3,124	$2,780
Interest on federal funds sold	45	23	87	68
Interest and dividends on investments:
Taxable	241	204	632	656
Nontaxable	33	15	71	30
Total interest income	1,415	1,202	3,914	3,534

Interest expense:
Interest on demand deposits	122	130	388	383
Interest on savings deposits	30	27	68	108
Interest on time deposits	179	128	501	410
Interest on short-term borrowings	7	11	16	35
Total interest expense	338	296	973	936
Net interest income	1,077	906	2,941	2,598
Provision for loan losses	67	60	192	180
Net interest income after provision for loan losses	1,010	846	2,749	2,418

Other income:
Service charges on deposit accounts	35	37	107	105
Gain on sale of mortgage loans	12	41	45	91
Other income, service charges and fees	20	13	56	38
Total other income	67	91	208	234

Other expenses:
Salaries, wages and employee benefits	343	300	975	870
Occupancy and equipment expenses	100	89	286	249
Advertising expense	39	40	76	118
Data processing expense	68	74	226	205
Professional Fees	60	45	188	159
Other Operating Expenses	171	161	524	446
Total other expenses	781	709	2,275	2,047

Income before income taxes	296	228	682	605
Income tax expense	120	92	273	244
Net income	$176	$136	$409	$361
Other comprehensive income(loss)	304	(176)	33	(162)
Total comprehensive income(loss)	$480	$(40)	$442	$199

Net income per share information:
Basic earnings per share	$0.08	$0.10	$0.22	$0.26
Diluted earnings per share	$0.08	$0.09	$0.21	$0.25

The accompanying notes are an integral part of these statements.

1st COLONIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003

Net income	$409	$361
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	110	83
Amortization of premium (discount)on securities, net	117	143
Amortization of deferred loan fees/cost, net	6	23
Deferred taxes	(10)	(5)
Gain on sale of mortgage loans available for sale	(45)	(91)
Loss on retirement of fixed assets	2	—
Provision for loan losses	192	180
Cash disbursed for mortgage banking activities	(11,114)	(19,639)
Cash received for mortgage banking activities	11,065	19,287
Increase in accrued interest receivable	(52)	(78)
Increase in other assets	(175)	(141)
Increase(decrease)in accrued interest payable	8	(3)
Increase(decrease) in income taxes payable	26	(11)
(Decrease)increase in other liabilities	(15)	27
Total Adjustments	115	(225)
Net cash provided by operating activities	524	136

Cash flows used in investing activities:
Proceeds from maturity and sale of securities available-for-sale	7,200	24,001
Proceeds from maturity of securities held to maturity	5,004	613
Purchases of securities available-for-sale	(16,201)	(29,278)
Purchases of securities held to maturity	(9,952)	(5,068)
Repayment of principal of securities available-for-sale	2,911	4,040
Increase in loans receivable, net	(7,703)	(9,527)
Capital expenditures	(157)	(280)
Net cash used in investing activities	(18,898)	(15,499)

Cash flows from financing activities:
Net increase in deposits	16,330	15,384)
Net increase(decrease) in short-term borrowings	2,315	(1,538)
Exercise of warrants	78	7
Net proceeds from sale of common stock	7,191	(9)

Net cash provided by financing activities	25,914	13,844
Net increase(decrease) in cash and cash equivalents	7,540	(1,519)
Cash and cash equivalents as of beginning of period	16,516	12,161
Cash and cash equivalents as of September 30,	$24,056	$10,642

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$965	$933
Income taxes	257	258
Noncash items:
Change in unrealized gains for securities available-for-sale, net of taxes of ($22)for 2004 and $98 for 2003	33	(162)
Transferred from retained earnings to additional Paid in capital as a result of the 5% stock dividend	496	279

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

In the opinion of management, the accompanying unaudited financial statements contain adjustments consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2004 and December 31, 2003 and the consolidated results of operations for the three and nine month periods ended September 30, 2004 and 2003.  The accounting policies and reporting practices of the Company are in accordance with U.S. generally accepted accounting principles and have been followed on a consistent basis.

The accompanying financial statements have been prepared in accordance with instructions for Form 10-QSB and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note 3.   Earnings Per Share

Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding.  Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period.  All share and per share amounts have been adjusted to account for the 5% stock dividend paid on April 15, 2004 and the 5% stock dividend paid on April 15, 2003.  Options and warrants to purchase 501,659 and 456,338 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

(Dollars are in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net Income	$176	$136	$409	$361

Denominator for basic earnings per share- weighted average shares	2,251	1,411	1,898	1,411
Effect of dilutive securities(1):
Director and employee stock options	11	11	14	7
Warrants	21	27	40	12

Denominator for diluted earnings per share- weighted average shares and assumed exercised	2,283	1,449	1,952	1,430

Basic earnings per share	$0.08	$0.10	$0.22	$0.26
Diluted earnings per share	$0.08	$0.09	$0.21	$0.25

(1) For the three months ended September 30, 2004, 57,300 options and 97,023 warrants are anti-dilutive and are not included in the above calculations.  For the nine months ended September 30, 2004, 48,300 options are anti-dilutive and are not included in the above calculations.  For the three months ended September 30, 2003, all warrants and options were dilutive and are included in the above calculations.  For the nine months ended September 30, 2003, 97,023 warrants and 11,026 options are anti-dilutive and are not included in the above calculations.

Warrants were issued to the Bank’s underwriter in connection with the Bank’s initial public offering of common stock in June 2000.  The total number of these warrants outstanding at September 30, 2004 entitled the holders to purchase 97,023 shares of common stock at a purchase price of $9.56 per share.  These warrants are exercisable until June 29, 2005.

On June 29, 2000, the Bank issued stock options to the Bank’s employees entitling them to purchase a total of 17,224 shares of Bank common stock.  Eighty percent of these options have vested and are exercisable, and the remainder will vest and become exercisable on June 29, 2005.  These options are exercisable at $6.60 per share for a period of ten years after the grant date.  At September 30, 2004, all of these options were still outstanding.

On June 29, 2000, the Bank also issued stock options to the Bank’s directors entitling them to purchase a total of 5,230 shares of Bank common stock.  These options are fully vested and exercisable at $6.60 per share for a period of ten years after the date of the grant.   Of these options, at September 30, 2004, options to purchase 4,619 shares were still outstanding.

In April 2001, options to purchase a total of 7,277 shares of Bank common stock were granted to the Bank’s directors at an exercise price of $8.25 per share.  These options are fully vested and expire ten years from the date of the grant. Of these options, at September 30, 2004, options to purchase 6,384 shares were still outstanding.

In June 2001, options to purchase a total of 4,315 shares of Bank common stock were granted to certain Bank employees at an exercise price of $8.25 per share, 60% of which are vested and an additional 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.  At September 30, 2004, all of these options were still outstanding.

On February 20, 2002, options to purchase a total of 11,030 shares of Bank common stock were granted to certain Bank employees at an exercise price of $9.30 per share.  At September 30, 2004, 10,753 of these options were still outstanding, 40% of which are vested and an additional 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.

On June 12, 2002, options to purchase a total of 8,895 shares of Bank common stock were granted to the Bank’s directors at an exercise price of $8.69 per share.  These options are fully vested and expire ten years from the date of the grant.  At September 30, 2004, all of these options were still outstanding.

When the Company became the holding company for the Bank in June 2002, all outstanding warrants and options issued by the Bank with respect to Bank common stock became warrants and stock options to purchase the common stock of the Company.

Warrants were issued to purchasers of the Company’s common stock in an offering that closed on December 16, 2002.  Warrants were issued to purchase up to 280,475 shares of the Company’s common stock at a price of $8.71 per share.  These warrants are immediately exercisable and expire on December 16, 2005.  At September 30, 2004, 267,958 of these warrants were still outstanding.

On January 15, 2003, options to purchase a total of 11,028 shares of Company common stock were granted to certain Bank employees at an exercise price of $7.82 per share, 20% of which are vested and an additional 20% become vested on each anniversary of the grant date.  These options expire ten years from the date of the grant.  At September 30, 2004, all of these options were still outstanding.

On January 15, 2003, options to purchase a total of 8,280 shares of Company common stock were granted to the Bank’s directors at an exercise price of $7.82 per share.  These options are fully vested and expire ten years from the date of the grant.  At September 30, 2004, all of these options were still outstanding.

On April 22, 2003, options to purchase a total of 7,880 shares of Company common stock were granted to the Bank’s directors at an exercise price of $8.71 per share.  These options are fully vested and expire ten years from the date of the grant.  At September 30, 2004, all of these options were still outstanding.

On January 2, 2004, options to purchase a total of 32,550 shares of common stock were granted to certain Bank employees at an exercise price of $10.89 per share.  These options become fully vested one year from the date of the grant and expire ten years from the date of the grant.  At September 30, 2004, all of these options were still outstanding.

On January 2, 2004, options to purchase a total of 15,750 shares of common stock were granted to the Bank’s directors at an exercise price of $10.89 per share.  These options become fully vested eleven months from the date of the grant and expire ten years from the date of the grant.  At September 30, 2004, all of these options were still outstanding.

On May 19, 2004 options to purchase a total of 9,000 shares of common stock were granted to the Bank’s directors at an exercise price of $9.88 per share.  These options become fully vested eleven months from the date of the grant and expire ten years from the date of the grant.  At September 30, 2004, all of these options were outstanding.

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

In addition to management review, an external service provides a detailed loan review analysis.  In the course of a year, all loans in excess of $100,000 are reviewed and rated by this external source.  In addition, other smaller loans are reviewed on a random basis.

At each quarterly review cycle, all classified loans are assigned a specific reserve allocation based on the guidelines established in the Bank’s credit policy which was approved by the Board of Directors.  These could range from 2.5%-10% of the principal balance of special mention loans; 10%-25% of substandard loans; 50%-75% of loans rated doubtful and 100% of any loan rated loss.

The principal balance of any classified loan is deducted from the general portfolio classification.  The general category is currently segregated by commercial real estate loans, commercial and industrial loans, residential real estate loans, construction loans and other consumer loans.  Each category of loan is then assigned loss factors based on a review of the following areas:  (i) historical losses (due to limited loss experience, we use the loss experience of peer banks as reported in the Uniform Bank Performance Report); (ii) policies and procedures; (iii) economic conditions; (iv) nature and volume; (v) management; (vi) oversight; (vii) concentrations; and (viii) external factors.  After the deduction of the classified loans, the sum of the assigned loss factors is then applied to the outstanding balance of the respective category.

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

Note 6.   Stock Options

At September 30, 2004, the Company has two stock-based compensation plans, which are described more fully in note 3.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	September 30, 2004			September 30, 2003
	As reported	Pro forma Compensation expense	Pro forma earnings	As reported	Pro forma Compensation expense	Pro forma earnings

Net income	$176	92	84	136	25	111
Basic earnings per share	0.08	0.04	0.04	0.10	0.02	0.08
Dilutive earnings per share	0.08	0.04	0.04	0.09	0.01	0.08

	Nine Months Ended
	September 30, 2004			September 30, 2003
	As reported	Pro forma Compensation expense	Pro forma earnings	As reported	Pro forma Compensation expense	Pro forma earnings

Net income	$409	247	162	361	77	284
Basic earnings per share	0.22	0.13	0.09	0.26	0.06	0.20
Dilutive earnings per share	0.21	0.13	0.08	0.25	0.05	0.20

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

Note 8.  Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) issued Financial Accounting Standards Board (FASB) Staff Position (FSP) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue No. 03-1.  The Board has directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  The delay of the effective date for paragraphs 10-20 of EITF Issue No. 03-1 will be superseded concurrently with the final issuance of proposed FSB EITF Issue No. 03-1-a, Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The disclosure guidance in paragraphs 21 and 22 of E
ITF Issue No. 03-1 remains effective.  The Company will evaluate any potential impact of this revised proposed statement when it is available.

In March 2004, the FASB issued an exposure draft, Share-Based Payment – An Amendment of Statements No. 123 and 95 that addresses the accounting for equity-based compensation arrangements, including employee stock options.  Upon implementation of the changes proposed in this statement, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion No. 25.  Entities would be required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method.  The comment period for this proposed statement ended on June 30, 2004.  In October 2004, FASB announced that for public entities, this proposed statement would apply prospectively for reporting periods, beginning after June 15, 2005 as if all equity-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using a fair value based method of accounting.  The Company is currently evaluating the potential impact of the proposed statement.

Note 9.  Comprehensive Income

Accounting principles generally require that recognized revenue, expense, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sales securities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2004	2003	2004	2003
Unrealized holding gains (losses) on available for sale securities	505	(283)	55	(260)
Reclassification adjustment for gains realized in income	—	—	—	—
Net unrealized gain (losses)	505	(283)	55	(260)
Income tax effect	(201)	107	(22)	98
Other comprehensive income (loss)	304	(176)	33	(162)

Item 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004.  This Form 10-QSB contains forward-looking statements.  You can find many of these statements before and after words such as “may,” “could,” “should,” “will,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “seek,” “assume” or similar expressions.

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

•                  our ability to branch in successful locations;

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

Our earnings are largely dependent upon net interest income (the difference between what we earn on our loans and investments and what we pay on deposits and borrowings).  In addition to net interest income, our net income is impacted by our loan loss provision, other income (mostly deposit fees and income from sale of loans held for sale) and other expense (such as salaries and benefits, professional fees, occupancy cost and data processing expenses).  In 2005, the Company will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which among other things requires us to formalize and document an extensive internal control structure and detailed procedures for financial reporting.  It is estimated that the cost of implementation and compliance in 2005 could range from $224,000 to $280,000.

The Bank’s main office is located at 1040 Haddon Avenue, Collingswood, New Jersey.   The Bank has one additional branch located in Westville, New Jersey.  At September 30, 2004, the Bank had 24 full-time and 4 part-time employees.

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

FINANCIAL CONDITION

The Company’s assets totaled $144.4 million at September 30, 2004, as compared to $118.1 million at December 31, 2003, an increase of $26.3 million or 22.3%. This increase was primarily funded by an increase of $16.3 million in deposits and $2.3 million in short-term borrowings.  In addition, the Company realized net proceeds of approximately $7.2 million from the sale of 828,000 shares of the Company’s common stock that was completed on April 26, 2004.  The Bank’s assets at September 30, 2004, consisted primarily of cash and cash equivalents, including federal funds sold and interest bearing deposits, which totaled $24.1 million, investment securities, which totaled $44.8 million, and loans, including loans available for sale, which totaled $74.6 million.  The Bank’s premises and equipment totaled $980,000 at September 30, 2004, consisting primarily of leasehold improvements at the Collingswood main office and land and improvements for the Westville branch.  The Bank’s assets at December 31, 2003 consisted primarily of cash and cash equivalents, including federal funds sold and interest bearing deposits, which totaled $16.5 million, investment securities which totaled $33.8 million, and loans, including loans available for sale, which totaled $66.8 million.

During the first nine months of 2004, we continued to concentrate our efforts in building our loan portfolio.  Total loans, including loans available for sale, increased during such period by $7.8 million, or 11.6%.  Deposits totaled $120.7 million at September 30, 2004, as compared to $104.3 million at December 31, 2003, an increase of $16.3 million or 15.7%.  Non-interest bearing demand deposits totaled $23.7 million and interest-bearing demand deposits totaled $32.6 million at September 30, 2004, as compared to $20.4 million and $37.3 million, respectively, at December 31, 2003.  A $3.3 million increase in non-interest bearing demand accounts was offset by a decrease of $2.7 million in interest bearing municipal demand deposits and a $2.7 million decrease in interest bearing labor union demand deposits.  Other interest bearing demand deposits increased by $755,000.  Savings deposits totaled $28.3 million and certificates of deposit totaled $36.1 million at September 30, 2004, as compared to $20.4 and $26.2 million, respectively, at December 31, 2003.  The increase in savings deposits is primarily due to a large deposit into a money market account.  There were also a number of new large certificates opened in August 2004.

RESULTS OF OPERATIONS

Three months ended September 30, 2004 compared to the three months ended September 30, 2003.

General.  Net income increased 29.4% to $176,000 for the three months ended September 30, 2004, as compared to net income of $136,000 for the period ended September 30, 2003.  This increase was due to a $171,000 increase in net interest income, partially offset by a decrease of $24,000 in other income and a $72,000 increase in other expense.  The provision for loan losses increased by $7,000 to $67,000 for the three months ended September 30, 2004 compared to the comparable period in 2003.  Due to higher operating income, income tax expense increased by $28,000.

Basic earnings per share were $0.08 for the three months ended September 30, 2004 compared to $0.10 for the three months ended September 30, 2003.  This decrease was due primarily to the sale of 828,000 shares that was completed on April 26, 2004.  For the same reason diluted  earnings per share decreased to $0.08 for the three months ended September 30, 2004 from $0.09 for the comparable prior period.

Net Interest Income.  Interest income increased by $213,000 to $1.4 million, primarily due to an increase in interest and fees on loans of $136,000 for the three months ended September 30, 2004.  Average loans and loans available for sale outstanding increased by $11.9 million or 19.0% from the prior period, which more than offset the decline in the average yield on the loan portfolio.  While short-term interest rates have been rising in 2004, the  effective yield on loans is still below the 2003 levels.  The average yield on our loan portfolio declined from 6.09% for the three month period ended September 30, 2003 to 5.86% for the current three month period due to fact that the yields on the loan portfolio do not adjust as quickly as other short term interest rates.   Interest on federal funds sold and interest bearing deposits increased by $22,000 due to an increase of $3.0 million in average balances.  The yield on federal funds sold and interest bearing deposits increased to 1.49% for the three months ended September 30, 2004 compared to 1.03% for the comparable period ended September 30, 2003.  The average balance of the investment portfolio increased $9.6 million from the prior period. Due to this increase, interest and dividends on investments increased by $55,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  The average tax-equivalent yield on investment securities remained unchanged at 2.60% .

Total interest expense increased $42,000 from the prior period, due principally to a $19.9 million increase in average interest bearing liabilities ameliorated by a decline in the cost from 1.55% for the three months ended September 30, 2003 to 1.40% for the current period.  Our net interest margin was 3.33% for the three months ended September 30, 2004 as compared to 3.41% for the prior period ended September 30, 2003, as our interest-earning assets have not repriced as quickly as our interest-bearing liabilities.

Provision for Loan Losses.  The provision for loan losses increased to $67,000 for three months ended September 30, 2004 compared to $60,000 for the prior period.  Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio.  The allowance for loan losses was $946,000 at September 30, 2004, or 1.27% of total outstanding loans, compared to $768,000 or 1.15% of total outstanding loans at December 31, 2003.

Total Other Income.  Other income, primarily service charges on deposit accounts and gains on sale of mortgages held for sale, was $67,000 for the three months ended September 30, 2004 compared to $91,000 for the three months ended September 30, 2003.    Fees from deposit account holders for the three months ended September 30, 2004 were approximately $35,000 compared to $37,000 in the prior period.  For the three months ended September 30, 2004, we recorded fees on the sale of residential mortgage loans held for sale of $12,000 compared to $41,000 in the prior period.  This decline was primarily due to decreased refinancing activity as a result of  higher interest rates during the current three month period.  In general, we sell all newly originated fixed-rate residential mortgage loans into the secondary market on a servicing released basis.  The increase in other income, service charges and fees of $7,000 to $20,000 in 2004 from $13,000 in 2003, was primarily due to increased business volume.

Total Other Expense.  Total other expenses for the three months ended September 30, 2004 increased $72,000 or 10.2% to $781,000 compared to $709,000 in the prior period.  Most of the increases were due to growth related factors:

•                  Employee related expenses were $343,000 for the period compared to $300,000 for the three months ended September 30, 2003, reflecting additions to our staff as well as normal compensation increases.

•                  Occupancy and equipment expenses increased $11,000 to $100,000 for the three months ended September 30, 2004, compared to $89,000 in the prior period.  Additional equipment for new staff, normal equipment upgrades and increased maintenance costs accounted for these increases.

•                  Due to renegotiated contract pricing with our data processing provider, data processing expenses decreased 8.1% to $68,000 for the three months ended September 30, 2004 compared to $74,000 for the prior period.

•                  Professional services, including audit, loan review, and legal expenses, increased $15,000 to $60,000 during the three months ended September 30, 2004 compared to $45,000 for the comparable prior period.  This increase was primarily related to our growth, as well as increased compliance costs resulting from the impact of the Sarbanes-Oxley Act of 2002 and similar laws and regulations.

•                  Other operating expenses included postage, ATM charges, telephone expenses, business development costs and other miscellaneous expenses.  Due to growth and increased business activity, other operating expenses increased $10,000 or 6.3% to $171,000 for the three months ended September 30, 2004, compared to $161,000 for the three months ended September 30, 2003.

Income Taxes.  Our recorded income tax expense for the three months ended September 30, 2004 was $120,000 compared to $92,000 in the prior period.  The increase in income tax expense is due to higher pre-tax income for the three months ended September 30, 2004 as compared to the prior period.  The effective rates for the three months ended September 30, 2004 and 2003 were 40.5% and 40.4%, respectively.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

General.  Net income increased 13.3% to $409,000 for the nine months ended September 30, 2004, as compared to net income of $361,000 for the period ended September 30, 2003.  This increase was due to a $343,000 increase in net interest income, partially offset by a $228,000 increase in other expense.  Other income decreased $26,000 to $208,000 for the nine months ended September 30, 2004 compared to $234,000 in the prior period.  The provision for loan losses increased by $12,000 to $192,000 for the nine months ended September 30, 2004 compared to the comparable period in 2003.  Due to higher operating income, income tax expense increased by $29,000.

Basic earnings per share were $0.22 for the nine months ended September 30, 2004 compared to $0.26 for the nine months ended September 30, 2003. Diluted earnings per share declined to $0.21 for the nine months ended September 30, 2004 compared to $0.25 per share for the prior period. These decreases were due primarily to the sale of 828,000 shares of common stock that was completed on April 26, 2004.

Net Interest Income.  Interest income increased by $380,000 to $3.9 million, primarily due to an increase in interest and fees on loans of $344,000.  Average loans and loans available for sale outstanding increased by $12.6 million or 21.6% from the prior period, which more than offset the decline in the average yield on the loan portfolio.  While short-term yields have increased during the most recent quarter, the overall level of interest rates for 2004 is lower than the comparable period in 2003.  The average yield on our loan portfolio declined from 6.35% for the nine month period ended September 30, 2003 to 5.87% for the current nine month period due to the declining interest rate environment.  Interest on federal funds sold and interest bearing deposits increased by $19,000 for the nine months ended September 30, 2004 compared to the comparable prior period.  An increase of $2.1 million in average balances combined with an increase of 0.06% in yield to 1.20% accounted for the change.  Interest and dividends on investments for the nine months ended September 30, 2004 increased $17,000 from the prior period.  The increase of $6.1 million in the average balance of the investment portfolio more than offset the decline in yields due to the overall decline in market rates from the comparable prior period.  The average tax-equivalent yield on investment securities declined to 2.57% in 2004 from 2.92% in 2003.

Total interest expense increased $37,000 from the prior period, due principally to an increase in interest bearing liabilities partially offset by the year-to-date decline in market interest rates.  A $11.9 million increase in average interest bearing liabilities was ameliorated by the lower rates paid on deposit accounts and short-term borrowings, as the cost of interest-bearing liabilities declined from 1.64% in 2003 to 1.47% in 2004.  Our net interest margin was

3.33% for the nine months ended September 30, 2004 as compared to 3.86% for the prior period ended September 30, 2003, as our interest-earning assets repriced downward to a greater degree than our interest-bearing liabilities.

Provision for Loan Losses.  The provision for loan losses increased to $192,000 for nine months ended September 30, 2004 compared to $180,000 for the prior period.  Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio.

Total Other Income.  Other income, primarily service charges on deposit accounts and gains on sale of mortgages held for sale, declined $26,000 or 11.1% to $208,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Fees from deposit account holders for the nine months ended September 30, 2004 were approximately $107,000 compared to $105,000 in the prior period.  For the nine months ended September 30, 2004, we recorded fees on the sale of residential mortgage loans held for sale of $45,000 compared to $91,000 in the prior period.  This decline was primarily due to decreased refinancing activity as a result of  higher interest rates on residential mortgage loans during the current nine month period.   In general, we sell all newly originated fixed-rate residential mortgage loans into the secondary market on a servicing released basis.  The increase in other income, service charges and fees  of $18,000 in 2004 to $56,000 from $38,000 in 2003, was primarily due to an increase in business volume.

Total Other Expense.  Total other expenses for the nine months ended September 30, 2004 increased $228,000 or 11.1% to $2.3 million compared to $2.0 million in the prior period.  Most of the increases were due to growth related factors:

•                  Employee related expenses were $975,000 for the current period compared to $870,000 for the nine months ended September 30, 2003, reflecting additions to our staff as well as normal compensation increases.

•                  Occupancy and equipment expenses increased $37,000 to $286,000 for the nine months ended September 30, 2004, compared to $249,000 in the prior period.  Additional equipment for new staff, normal equipment upgrades and increased maintenance costs accounted for these increases.

•                  Increases in data processing expenses due to increased business volume was somewhat offset by lower fees resulting from a renegotiation of our contract with our data processing provider.  Data processing increased 10.2% to $226,000 for the nine months ended September 30, 2004 compared to $205,000 for the prior period.

•                  Professional services, including audit, loan review, and legal expenses increased $29,000 to $188,000 during the nine months ended September 30, 2004 compared to $159,000 for the comparable prior period.  This increase was primarily related to our growth, as well as increased compliance costs resulting from the impact of the Sarbanes-Oxley Act of 2002 and similar laws and regulations.

•                  Other operating expenses included postage, ATM charges, telephone expenses, business development costs and other miscellaneous expenses.  Due to growth and increased business activity, other operating expenses increased $78,000 or 17.5% to $524,000 for the nine months ended September 30, 2004, compared to $446,000 for the nine months ended September 30, 2003.

•                  The increases above were partially offset by a decrease in advertising expenses of $42,000 for the nine months ended September 30, 2004 to $76,000 compared to $118,000 in the prior period.  The prior period contained activity relating to our Westville opening and other marketing campaigns designed to increase community awareness of our presence, products and capabilities.

Income Taxes.  Our recorded income tax expense for the nine months ended September 30, 2004 was $273,000 compared to $244,000 in the prior period.  The increase in income tax expense is due to higher pre-tax income for the nine months ended September 30, 2004 as compared to the prior period.  The effective rates for the nine months ended September 30, 2004 and 2003 were 40.0% and 40.3%, respectively.

KEY FINANCIAL RATIOS

	As of or for the nine months ended September 30,
	2004	2003

Return on average assets (1)	0.44%	0.46%
Return on average equity (1)	3.68%	5.14%
Net interest margin (1)	3.33%	3.86%
Efficiency ratio (1) (2)	72.25%	72.27%
Non-interest income/operating revenue	6.60%	8.26%
Non-performing assets/assets	0.02%	0.00%
Net charge offs/average loans (1)	0.07%	0.01%
Allowance for loan losses/loans	1.27%	1.18%

(1)                                  These ratios are annualized.

(2)                                  Efficiency ratio is total other expense divided by the sum of net interest income and total other income.

LIQUIDITY

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through deposits and borrowings.  Liquid assets include cash, federal funds sold, securities classified as available for sale, and loans maturing within one year.  As a result of the Bank’s management of liquid assets, and the ability to generate liquidity through deposits and short-term customer repos, management believes that the Bank maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers’ credit needs.  In addition, the Bank maintains a $2.4 secured line of credit and a $5.0 million unsecured line of credit with commercial banks.

At September 30, 2004, cash, securities classified as available for sale, interest bearing deposits, and federal funds sold were 40.2% of total assets.  Asset liquidity is also provided by managing loans and the maturity of investment securities.  To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.  At September 30, 2004, our ratio of deposits to total loans was 162.5%.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $524,000 as compared to $136,000 in the prior period.  The change relates primarily to a decrease in the level of mortgage loans held for sale.  Net cash used by investing activities was $18.9 million compared to $15.5 million in the prior period.  The net change was largely due to an increase in the amount of cash being invested in securities and new loans.  Funds provided by financing activities were $25.9 million for the period ended September 30, 2004 compared to $13.8 million for the prior period.  The primary reason was increased growth in deposits, borrowed funds and proceeds from the sale of the Company’s common stock.  Borrowed funds increased as a result of a daily sweep from a large depository account.  All collected balances in excess of a threshold amount are swept into an overnight repurchase agreement.

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

For capital adequacy purposes, the following table shows the Bank’s regulatory capital ratios and shareholders’ equity to total assets as of September 30, 2004:

	Regulatory Minimum	Actual Ratio
Total risk-based capital ratio	8.0%	20.25%
Tier 1 risk-based capital ratio	4.0%	19.11%
Tier 1 leverage ratio	4.0%	11.74%
Shareholders’ equity to total assets	None	11.95%

On April 26, 2004, the Company completed its public offering of 828,000 shares of common stock at a price of $10.00 per share.  Net of underwriting discounts and commissions, and legal, accounting, printing and other related expenses, the Company received proceeds of approximately $7.2 million from the offering.  We are using a portion of the proceeds to enable the Bank to increase its legal lending limit and to provide the capital necessary, in light of the regulatory capital requirements described above, to support the Bank’s growth.  A portion of the proceeds also will be used to fund the establishment or acquisition of additional branches.  On July 13, 2004, we filed an application with the OCC to open a full service branch in Mount Holly, Burlington County, New Jersey.  The Township of Mt. Holly has filed with the New Jersey Department of Environmental Protection (“NJDEP”) for permission to demolish the buildings that are presently on the proposed site.  NJDEP approval is required because the site is in a historic district.  The New Jersey Historic Sites Council opposes the Township’s application.   The application is still pending.  If approved by the NJDEP and the OCC, we anticipate that this branch would open in the third quarter of 2005.  We desire to open an additional branch by the first quarter of 2006.   We currently have no definitive plans or arrangements to establish or acquire that branch.

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

Item 3.                                   Controls and Procedures

As of September 30, 2004, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

1ST COLONIAL BANCORP, INC.

Date: November 12, 2004	/s/ Gerard M. Banmiller
Gerard M. Banmiller
President and
Chief Executive Officer

Date: November 12, 2004	/s/ Robert C. Faix
Robert C. Faix
Senior Vice President and
Chief Financial Officer