Form 10KSB
period 2004-12-31
1ST COLONIAL BANCORP INC
filed 2005-03-31
CIK 1168230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number:  333-84114

1st Colonial Bancorp, Inc.

Exact name of small business issuer as specified in its charter)

United States	01-0715542
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1040 Haddon Avenue
Collingswood, New Jersey	08108
Address of principal executive offices	(Zip Code)

Issuer’s telephone number: (856) 858-1100

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act:  None.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $5,706,000.

The aggregate market value of issued and outstanding voting and non-voting equity securities held by non-affiliates of the issuer based upon a price of $10.80 per share, the average of the bid and asked prices of the Registrant’s common stock on March 29, 2005, is $19,870,844.  For purposes of this calculation, all directors and executive officers of the issuer, and their associates, have been considered affiliates.

The number of shares of Common Stock outstanding on March 1, 2005 was 2,251,642.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One):  Yes ☐; No ☒

PART I

ITEM 1.  Description of Business

General

1st Colonial Bancorp, Inc. is a Pennsylvania business corporation and bank holding company registered under the Bank Holding Company Act of 1956.  1st Colonial was incorporated on February 26, 2002 for the purpose of acquiring 1st Colonial National Bank (referred to in this report as the Bank), thereby enabling the Bank to operate within a holding company structure.  On June 30, 2002, 1st Colonial acquired 100% of the outstanding shares of the Bank.

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

The Bank offers commercial and consumer loans of all types, including real estate loans, residential mortgage loans, home equity loans and lines of credit, auto loans and other credit products.  The Bank’s deposit services include business and individual demand and time deposit accounts, NOW accounts, money market accounts, Individual Retirement Accounts and holiday accounts.  Our strategy for deposit acquisition and development has been to attract and retain core deposits, and we traditionally have not priced our deposits to attract short-term relationships.  We do not accept brokered deposits.  The Bank is not authorized to offer trust services and does not presently offer the sale of investment products such as mutual funds to its customers.

We provide a number of convenience-oriented services and products to our customers, including direct payroll and social security deposit services, bank-by-mail services, letters of credit, access to a national automated teller machine network, safe deposit boxes, night depository facilities, notary services, courier services and travelers checks.  We also offer telephone banking services that enable our customers to obtain account information, effectuate transfers between accounts, order new checks and make stop payment requests.  In addition, we began offering Internet-banking services to our customers in the third quarter of 2004, using a third-party service provider.

We have outsourced virtually all of our data processing operations to a third-party service provider with respect to deposit accounts, checking accounts, loan accounts and other matters, as well as ATM processing services.  We also use third parties to provide certain credit card processing services and escrow deposit processing services.

As of December 31, 2004, we employed 23 full-time and four part-time employees.

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

As an added convenience for our government and business customers, we began offering courier pick-up and delivery services to these customers in 2003.  We also are planning to add up to two full-service branches by the end of 2006.

An important element of our strategy is to capitalize on the prior experience of our management team in our market, as well as their pre-existing business relationships.  Prior to organizing the Bank, our president, Gerard M. Banmiller, helped organize Community National Bank of New Jersey located in Camden County, New Jersey, and served as its president from 1987 until its sale in 1998.  James E. Strangfeld, the Bank’s executive vice president, directed various business and consumer banking operations for the southern New Jersey divisions of two large regional banks from 1986 to 2000.  Many of the Bank’s customers, including governmental entities and local businesses, were customers of Mr. Banmiller and Mr. Strangfeld in their prior positions.  It is a fundamental belief of management that having knowledge of our local markets facilitates a bank’s deposit gathering capabilities and its ability to make sound credit decisions.  This extensive knowledge of our local markets has allowed us to develop and implement a highly focused and disciplined approach to deposit and lending relationships with the customers in our market area.

Corporate History

Reorganization

1st Colonial was formed on February 26, 2002.  On June 30, 2002, we acquired 1st Colonial National Bank pursuant to its merger with and into Interim 1st Colonial National Bank, our wholly owned subsidiary that we formed for the sole purpose of acquiring 1st Colonial National Bank.  The acquisition was part of the reorganization of 1st Colonial National Bank from a stand-alone national bank to a bank holding company structure.

In the reorganization, each existing shareholder of the Bank received an equal number of shares of 1st Colonial common stock in exchange for his or her Bank common stock.  A total of 1,129,607 shares of 1st Colonial common stock were issued in the reorganization in exchange for an equal number of shares of the common stock of the Bank.

2002 Stock Offering

On September 20, 2002, 1st Colonial commenced a public offering of 600,000 units for an offering price of $8.50 per unit.  Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $9.60 per share.  This offering was completed on

December 16, 2002.  In the offering, 1st Colonial sold 254,399 units.  After giving effect to the 5% stock dividends paid by 1st Colonial in April 2003 and April 2004, 1st Colonial issued in this offering 280,475 shares of common stock and warrants to acquire 280,475 shares of common stock at an exercise price of $8.71 per share.  The offering raised $2,160,000 before offering expenses of $230,000.

2004 Stock Offering

On April 26, 2004, 1st Colonial completed its public offering of 828,000 shares of common stock at a price of $10.00 per share. The offering was underwritten on a firm-commitment basis by Ryan Beck & Co., Inc. Net of underwriting discounts and commissions and other expenses, 1st Colonial received proceeds of approximately $7.2 million from the offering.

Loan Portfolio

The Bank is an active lender with a loan portfolio that includes commercial mortgages, commercial loans, consumer installment loans and home equity loans.  At December 31, 2004, we had loans of $76.4 million (net of a $971,000 allowance for loan losses and including $111,000 in net deferred costs), representing 56.2% of total assets, compared to $65.8 million at December 31, 2003.

Lending Policy

The Bank’s lending policies and procedures establish the basic guidelines governing its lending operations.  Generally, the guidelines address the type of loans we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield consideration and compliance with laws and regulations.  The policies are reviewed and approved by the Board of the Bank.  The Bank supplements its own supervision of the loan underwriting and approval process with quarterly loan audits by independent, outside professionals experienced in loan review work.  Substantially all new loans in excess of $200,000, as well as a representative sample of the portfolio, are reviewed on a quarterly basis by this independent loan review firm.

The Board maintains a loan committee consisting of at least four “outside” directors.  Outside directors are directors who are not officers of the Bank.  Our senior lending officer and other loan officers present loans to the loan committee for consideration, but are not voting members of the committee.  The loan committee is authorized to consider and approve all loan requests in excess of the lending authority delegated to the loan officers.  Credit review and analysis on each loan is prepared by the individual loan officers for presentation to the loan committee.  Loan approval requires a majority of the voting members present.

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

Commercial and Commercial Real Estate Loans

Our lending activity is concentrated primarily in commercial and commercial real estate loans.  At December 31, 2004, commercial and commercial real estate loans equaled $51.0 million, or 66.0%, of the loan portfolio.  The commercial and commercial real estate loan portfolio is comprised of $16.2 million of commercial and industrial loans, as well as $34.8 million of loans secured by commercial and multi-family real estate.  These commercial real estate loans have an average loan to value ratio under 80%.  Other than loans to operators of nonresidential buildings, which amount to $11.3 million or 14.6% of total loans, there is no material concentration in the commercial and commercial real estate loan portfolio within any business or industry segment.  Our strategy is to make commercial and commercial real estate loans based on our analysis of a borrower’s ability to repay the loan out of its operating cash flows.  With few exceptions, we also obtain real estate or other collateral for a commercial or commercial real estate loan, and typically require repayment guarantees by principals of a borrower.  Most of our commercial and commercial real estate loans are made to a diverse group of businesses of small and medium size.  The Bank has five land loans totaling $703,000 as of December 31, 2004.

Residential Real Estate/Consumer Loans

Residential real estate and consumer loans together equaled $22.8 million, or 29.5% of the loan portfolio at December 31, 2004.  The residential real estate portfolio consists primarily of home equity loans.  The consumer loan portfolio consists primarily of automobile and personal loans.  Approximately 83.8% of the residential real estate/consumer portfolio at December 31, 2004 is home equity loans.  The average loan to value ratio of these loans is approximately 80%.  Substantially all residential first mortgage loans originated by us are sold in the secondary market on a servicing released basis.

Construction Loans

Construction loans equaled $3.4 million, or 4.5% of the loan portfolio at December 31, 2004.  This portfolio consists of loans to contractors for the purpose of constructing or renovating single-family homes and loans to business owners for the purpose renovating existing facilities.  All of these loans mature within one year.  The average loan to value ratio of these loans is approximately 80%.  The Bank limits its lending to single-facility projects, and does not finance any tract developments.

The following table summarizes the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Type of Loan:
Commercial	$16,191	20.95%	$16,953	25.52%
Real estate - commercial	34,850	45.10%	27,227	40.99%
Real estate - residential	20,010	25.89%	16,512	24.86%
Construction	3,446	4.46%	2,884	4.34%
Consumer	2,782	3.60%	2,853	4.29%

Total gross loans	77,279	100.00%	66,429	100.00%

Less allowance for loan losses	(971)		(768)

Plus deferred loan costs (fees)	111		121

Loans, net	$76,419		$65,782

The following table sets forth the estimated maturity of the Bank’s loan portfolio at December 31, 2004.  The table does not include prepayments or scheduled principal repayments.

Maturity Distribution

	Within One Year	One-Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$8,750	$6,978	$463	$16,191
Construction	2,701	745	—	3,446
Real estate mortgage (1)	3,635	33,812	17,413	54,860
Consumer	102	2,063	617	2,782

Total	$15,188	$43,598	$18,493	$77,279

(1)                    Includes all mortgage and home equity loans.

The following table sets forth the dollar amount of all loans due after December 31, 2004 which have predetermined interest rates and which have floating or adjustable rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)

Commercial	$8,583	$7,608	$16,191
Construction	1,165	2,281	3,446
Real Estate– mortgage (1)	42,148	12,712	54,860
Consumer	2,723	59	2,782

Total	$54,619	$22,660	$77,279

(1)                    Includes all mortgage and home equity loans.

Loans held for sale are residential mortgage loans that are subject to purchase commitments from third-party investors such as mortgage companies.  Funds for these sales have not yet been received from the investors.  The Bank usually receives funds within one week of the loan closing.  The Bank receives interest income from the investor from the date the loan closes to the date funds are received from the investor.  At December 31, 2004, there were $240,000 in loans held for sale compared to $281,000 at December 31, 2003.  Interest earned from loans held for sale totaled $15,000 for 2004 compared to $23,000 for 2003, and is included in interest on loans.

Risk Elements

Risk elements in the loan portfolio include loans past due, non-accrual loans, other real estate owned and a concentration of loans to one type of borrower.  We closely monitor the loan portfolio to reduce the risk of delinquent and problem credits.  Strict underwriting criteria, which include loan to value and debt to income ratios, are followed, which also helps reduce credit risk in the loan portfolio.  The loan review function is performed by an outside entity that evaluates loan quality, including adherence to underwriting criteria.  This outside entity reports directly to the Audit Committee of the Board of Directors.  The OCC, as the Bank’s primary regulator, also reviews the loan portfolio as part of its review process.  The Bank’s lending activity extends to individuals and small and medium sized businesses located primarily within the greater Cherry Hill, New Jersey area.  Consistent with its focus on providing community-based financial services, the Bank does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside its market area.  For a description of the Bank’s market area, see “Business—Market Area.”

Asset Quality

The Bank manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to foster sound underwriting and loan monitoring practices.  The Bank’s senior officers are charged with monitoring asset quality, establishing credit policies and procedures subject to approval by the Board of Directors, seeking the consistent application of these policies and procedures across the Bank and adjusting policies as appropriate for changes in market conditions.

Non-performing assets include non-performing loans and foreclosed real estate held for sale.  Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual.  Income recognition of interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful.  A loan is generally classified as non-accrual when principal or interest has been in default for a period of 90 days or more or because of a deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected.  Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in process of collection.  When loans are placed on non-accrual, accrued income from the current period will be reversed from current earnings.  Consumer loans are to be charged off when principal or interest is 120 or more days delinquent or will be placed on non-accrual if the collateral is insufficient to recover the principal.  At December 31, 2004, the Bank had one non-performing loan in the amount of $24,000.  As of December 31, 2004, for purposes of accounting and reporting in accordance with SFAS 15, the Bank had no significant troubled debt restructuring.  As of December 31, 2004, for purposes of accounting and reporting in accordance with SFAS 114, the Bank had no “impaired” loans.

Allowance for Loan Losses

The Bank determines the provision for loan losses through a quarterly analysis of the allowance for loan losses.  Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio.  Substantially, all loans greater than $200,000 and all classified loans are analyzed individually.  While management believes the allowance for loan losses is currently appropriate, future additions to the allowance may be necessary based on changes in general economic conditions and/or the condition of specific borrowers.  The allowance is reviewed quarterly by the Board of Directors and senior management of the Bank.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In addition to management review, an external service provides a detailed loan review analysis.  In the course of a year, substantially, all loans in excess of $200,000 are reviewed and rated.  In addition, other smaller loans are reviewed on a random basis.

At each quarterly review cycle, all classified loans are assigned a specific reserve allocation based on the guidelines established in the Bank’s credit policy which was approved by the Board of Directors.  These could range from 2.5%-10% of the principal balance of special mention loans; 10%-25% of substandard loans; 50%-75% of loans rated doubtful and 100% of any loan rated loss.

The principal balance of any classified loan is deducted from the general portfolio classification.  The general category is currently segregated by commercial real estate loans, commercial and industrial loans, residential real estate loans, construction loans and other consumer loans.  Each category of loan is then assigned loss factors based on a review of the following areas:  (i) historical losses (due to limited loss experience, we use the loss experience of peer banks as reported in the Uniform Bank Performance Report in conjunction with the Bank’s experience); (ii) policies and procedures; (iii) economic conditions; (iv) nature and volume; (v) management; (vi) oversight; (vii) concentrations; and (viii) external factors.  After the deduction of the classified loans from these categories, the sum of the assigned loss factors is then applied to the outstanding balance of the respective category.

The Bank has no credit exposure to foreign countries or foreign borrowers or highly leveraged transactions.

The following table sets forth the year-end balances of and changes in the allowance for loan losses, as well as certain related ratios, as of December 31, 2004 and 2003:

	December 31,
	2004	2003
	(Dollars in thousands)

Allowance for loan losses, beginning of period	$768	$576

Loans charged-off:
Consumer	(39)	(40)

Recoveries:
Consumer	24	7

Net charge-offs	(15)	(33)
Provision charged to operations	218	225

Balance, end of year	$971	$768

Average loans, net of deferred costs(1)	$72,344	$60,183
Total loans, net, at year end	$77,390	$66,550

Ratios:
Net charge-offs to:
Average loans, net of deferred costs	0.02%	0.05%

Allowance as a percentage of total gross loans	1.25%	1.15%

(1)                    Includes average balance of loans held for sale of $183 in 2004 and $382 in 2003.  Interest income on loans held for sale was $15 in 2004 and $23 in 2003.

Loans charged off will represent the Bank’s recognition of losses previously provided for in the overall allowance for loan losses through the provisions charged to operations in the respective periods.

The following schedule sets forth the allocation of the

allowance for possible loan losses among various categories.  The allocation is based upon the historical experience of the Bank, the historical experience of the Bank’s management while at other institutions and management’s review of the specific amount or specific loan category in which future losses may ultimately occur.  However, the entire allowance for possible loan losses is available to absorb future loan losses in any category.  The Bank is unable to accurately predict in what category future charge offs and recoveries may actually occur.

Allocation of Allowance for Possible Loan Losses

	December 31,
	2004		2003
	Amount	Percent*	Amount	Percent*
	(Dollars in thousands)

Commercial	$316	20.95%	$275	25.52%
Real estate – commercial	366	45.10%	256	40.99%
Real estate – residential	134	25.89%	102	24.86%
Construction	38	4.46%	27	4.34%
Consumer	117	3.60%	108	4.29%

Total	$971	100.00%	$768	100.00%

*  Percentages indicate percent of loans in each category to total loans.

Securities

Securities, primarily U.S. treasury and U.S. government agency securities, totaled $53.5 million or 39.4% of total assets at December 31, 2004.  The Bank’s securities portfolio serves several purposes.  Portions are held to maturity.  The remaining portions are used to assist the Bank in liquidity and asset/liability management.  Total amortized cost of securities at December 31, 2004 was $53.7 million or 39.5% of total assets compared to $33.9 million or 28.7% of total assets at December 31, 2003.

Securities are classified as investment securities held-to-maturity when management has the intent and the Bank has the ability at the time of purchase to hold the securities to maturity.  Investment securities held-to-maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities to be held for indefinite periods of time are classified as securities available-for-sale and are carried at fair market value.  Securities available-for-sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors.  The Bank’s recent purchases of investment securities have been U.S. government and agency securities with short- to medium-term maturities and adjustable rate mortgage backed securities.

Securities available-for-sale are reflected at fair value with unrealized gains and losses, net of tax, if any, being included in the Bank’s accumulated other comprehensive income account.  The fair value of the securities available-for-sale, as of December 31, 2004 was $36.7 million, which resulted in a tax adjusted unrealized loss on such securities included in accumulated other comprehensive loss, a component of shareholders’ equity, of $119,000.  The fair value at December 31, 2003 was $28.0 million, which resulted in a tax-adjusted unrealized loss on such securities included in accumulated other comprehensive loss, of $73,000 as of December 31, 2003.

The following tables summarize the composition of our investment securities portfolio at December 31, 2004 and 2003.

Securities Portfolio

	At December 31, 2004
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars In Thousands)
Municipal securities	$16,860	$16,854	$—	$—
U.S. government securities	—	—	22,131	21,927
Mortgage-backed securities	—	—	14,266	14,273
Equity securities	—	—	486	486
Total	$16,860	$16,854	$36,883	$36,686

	At December 31, 2003
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars In Thousands)

Municipal securities	$5,808	$5,796	$—	$—
U.S. government securities	—	—	18,536	18,479
Mortgage-backed securities	—	—	9,265	9,200
Equity securities	—	—	306	306
Total	$5,808	$5,796	$28,107	$27,985

The amortized cost and weighted average yield of the Bank’s investment securities and securities available-for-sale at December 31, 2004, by contractual maturity, are reflected in the following table.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2004	Due 1 Year or less	Due 1-5 years	Due in 5-10 years	Due after 10 years	Total
	(Dollars In Thousands)
Investments securities held to maturity:
Municipal Securities:
Amortized cost	$16,860	$—	$—	$—	$16,860
Weighted average yield (1)	2.30%	—	—	—	2.30%

Total amortized cost	$16,860	$—	$—	$—	$16,860
Weighted average yield	2.30%	—	—	—	2.30%

US government agency securities:
Amortized cost	$2,000	$20,131	$—	$—	$22,131
Weighted average yield	2.10%	2.62%	—	—	2.57%
Mortgage backed securities:
Amortized cost	$750	$4,613	$3,835	$5,068	$14,266
Weighted average yield	3.92%	3.69%	3.84%	3.12%	3.54%
Equity securities:
Amortized cost	$—	$—	$—	$486	$486
Weighted average yield	—	—	—	5.65%	5.65%

Total amortized cost	$2,750	$24,744	$3,835	$5,554	$36,883
Total fair value	$2,737	$24,555	$3,837	$5,557	$36,686
Weighted average yield	2.60%	2.82%	3.84%	3.34%	2.99%

(1)                    Yields on tax-exempt securities were adjusted to a tax - equivalent basis using a 34% rate.

Deposits

The Bank’s predominant source of funds is depository accounts.  The Bank’s deposit base is comprised of demand deposits, savings and money market accounts and other time deposits.

The following table sets forth the distribution of average deposits by major category and the average rate paid in each year as applicable.

Distribution of Average Deposits

	Years Ended December 31,
	(Dollars in thousands)
	2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand deposits	$24,541	0.00%	$18,320	0.00%
Interest bearing demand deposits	33,742	1.62%	31,344	0.69%
Money market deposits	16,647	0.60%	15,109	0.64%
Savings deposits	6,253	0.30%	5,293	0.59%
Time deposits	30,306	2.25%	20,296	2.68%

Total/weighted average rate	$111,489	1.21%	$90,362	1.33%

The following table is a summary of time deposits of $100,000 or more (all of which are certificates of deposit) by remaining maturities as of December 31, 2004:

Maturities of Time Deposits of $100,000 and Over

	Amount	Percent
	(Dollars In Thousands)

Three months or less	$10,612	54.26%
Three to six months	3,816	19.51%
Six to twelve months	3,525	18.03%
Over twelve months	1,604	8.20%
Total	$19,557	100.00%

Total deposits at December 31, 2004 were $111.2 million compared to total deposits of $104.3 million at December 31, 2003.  Certificates of deposit totaled $29.5 million and $26.2 million at December 31, 2004 and December 31, 2003, respectively.

As new deposits are generated from the Bank’s existing branch as well as any future branches, the Bank expects to use these funds, to the extent that they grow faster than loan growth, for investment securities and other earning assets.  Management expects to manage the growth of deposits in any new branches as it does in its current operations, by interest rate management and marketing.

The Bank’s strategy for deposit acquisition and development has been to attract and retain core deposits, and the Bank has not priced its deposits to attract short-term relationships.  In addition, we have had success marketing our deposit account services to local government entities such as municipalities, school districts and public authorities.  This success is largely due to the experience and reputation of our management in handling local government entity business, which has led to referrals and additional relationships.  These deposits are typically operating accounts and longer term certificates of deposit, so they are a stable source of funding for us.

Short-Term Borrowings

The Bank has no funding dependence on short-term borrowings.  Typically the short-term borrowings are in the form of securities sold under repurchase agreements and are an accommodation for significant depositor relationships that have excess large investable balances for short periods.  The majority of these repurchase agreements mature within 90 days.

The following table summarizes short-term borrowing and weighted average interest rates paid:

	Year Ended December 31,
	2004	2003
	(Dollars in Thousands)

Average daily amount of short-term borrowings outstanding during the period	$4,086	$5,284
Weighted average interest rate on average daily short-term borrowings	0.61%	0.78%
Maximum outstanding short-term borrowings outstanding at any month-end	$7,146	$8,296
Short-term borrowings outstanding at period end	$7,146	$4,087
Weighted average interest rate on short-term borrowings at period end	1.43%	0.49%

Market Area

We are located in the southwestern part of New Jersey, approximately five miles east of the City of Philadelphia, Pennsylvania, which is the fifth largest city in the United States.  Our market area consists of the greater Cherry Hill, New Jersey area and the Borough of Westville, New Jersey.  Our target market includes the towns of Collingswood, Cherry Hill, Haddonfield and Westville.

Competition

The banking business in our market area, as well as the balance of New Jersey and the Philadelphia area, is highly competitive with respect to both loans and deposits and is dominated by a number of major regional and super-regional banks and non-depository institutions which have many offices.  Many of these institutions, particularly the larger banking firms that have enhanced their local presence through mergers in recent years, have substantially greater resources and offer a wider array of services than we do.  In addition, many of these institutions are permitted to make larger loans than we can.  In addition, the present bank regulatory environment has undergone significant change.  This change affects the banking industry and competition between banks and non-bank financial institutions.  There have been significant regulatory, statutory and case law changes in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage.  We face competition for loans and deposits from institutions such as credit unions, mortgage brokers, mortgage banking companies, mutual funds, money market funds, investment bankers, insurance companies and others.  These non-bank financial institutions have the power to acquire and own banks that could compete with us.  See “Supervision and Regulation.”

We compete with these institutions primarily on the basis of service, quality and hours of operation.  We believe that the local presence of our senior management and Board of Directors, and their collective familiarity with our market area, affords us an advantage in service, quality and understanding the needs of our customer base.

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

The Bank is a national bank chartered under the National Bank Act, and is subject to regulation, supervision and examination by the OCC and, in certain respects, by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”).  The FDIC, through the Bank Insurance Fund, insures all deposits held by the Bank up to a maximum of $100,000 for any one customer.

The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations.  These examinations are designed for the protection of the Bank’s depositors rather than the Bank’s shareholders.  The Bank must furnish annual and quarterly Call Reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

The various laws and regulations administered by the OCC affect corporate practices, such as the payment of dividends, incurrence of debt and acquisition of other financial institutions and companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices.

Sarbanes-Oxley Act

On July 30, 2002, the Sarbanes-Oxley Act, or SOX, was enacted.  SOX is not a banking law, but generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the SEC), under the Securities Exchange Act of 1934 (the Exchange Act).  The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  SOX is the most far-reaching U.S. securities legislation enacted in some time.

SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  SOX addresses, among other matters:

•                  audit committees;

•                  certification of financial statements by the chief executive officer and the chief financial officer;

•                  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the 12-month period following initial publication of any financial statements that later require restatement;

•                  a prohibition on insider trading during pension plan blackout periods;

•                  disclosure of off-balance sheet transactions;

•                  a prohibition on personal loans to directors and officers;

•                  expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

•                  disclosure of whether or not a company has adopted a code of ethics;

•                  “real time” filing of periodic reports;

•                  auditor independence; and

•                  various increased criminal penalties for violations of securities laws.

The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.  To date, the SEC has implemented most of the provisions of SOX, and continues to monitor and modify its rules, reports, and releases, as needed.

Because we had less than 300 shareholders on January 1, 2005, we are not subject to the provisions of SOX.  However, to the extent that we voluntarily file annual, quarterly and current reports on Forms 10-KSB, 10-QSB and 8-K, we are required to comply with the requirements of those forms, many of which have been changed or added due to SOX.  In addition, in the event we have 300 or more shareholders of record at the beginning of any year, we would become subject to the provisions of SOX.

USA PATRIOT Act

In October 2001, the President signed into law the USA PATRIOT Act.  This Act was in direct response to the terrorist attacks on September 11, 2001, and strengthens the anti-money laundering provisions of the Bank Secrecy Act.  Most of the new provisions added by this Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities.  The bank does not have a significant foreign business and does not expect this Act to materially affect its operations.  This Act does, however, require the banking regulators to consider a bank’s record of compliance under the Bank Secrecy Act in acting on any application filed by a bank.  As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the bank’s record of compliance in this area will be an additional factor in any applications filed by it in the future.  To the Bank’s knowledge, its record of compliance in this area is satisfactory and its processes and procedures to insure compliance with this Act are satisfactory.

Gramm-Leach-Bliley Act

In November 1999 the Gramm-Leach-Bliley Act (the “GLB Act”) became law.  The GLB Act made significant changes in U.S. banking law, principally by repealing the 1933 Glass-Steagall Act.  Under the GLB Act, banks and other financial companies, such as securities firms and insurance companies, are now able to combine and be commonly owned.  The GLB Act also permits bank holding companies and banks to engage in a broader range of financially related activities than was available to them before the passage of the GLB Act, including insurance and securities underwriting, merchant banking and real estate development and investment.  The GLB Act, however, does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature, such as manufacturing.

The GLB Act creates a new category of bank holding company called a “financial holding company.”  In order to avail itself of the expanded financial activities permitted under the GLB Act, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company.  A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the company’s subsidiary banks.  Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business.  This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.  We have no present intention of electing to become a financial holding company.

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

Capital Requirements

Under federal regulations, the Bank must maintain a minimum ratio of qualified total capital to risk-weighted assets of 8.0%.  Risk-weighted assets are determined by multiplying the various categories of assets by the appropriate risk-weighing factor (ranging from 0% to 100%) under applicable regulations.  Certain off-balance sheet items, such as standby letters of credit, are included in assets for these purposes at a “credit equivalent” value, determined by multiplying the off-balance sheet item by a credit conversion factor established by applicable regulations.  At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill (“Tier 1 capital”).  The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves.  The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”  Federal regulations also require a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%.

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

Limits on Dividends

The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position, and is limited by federal law, regulations and policies.

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

In addition, the OCC is authorized to determine under certain circumstances relating to the financial condition of a national bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.  The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice.

Loans To One Borrower Limitation

Under applicable OCC regulations, a national bank’s total outstanding loans and extensions of credit to one borrower may not exceed 15 percent of the bank’s capital and surplus, plus an additional 10 percent of the bank’s capital and surplus if the amount that exceeds the bank’s 15 percent general limit is fully secured by readily marketable collateral, which is defined to include certain financial instruments and bullion.  To qualify for the additional 10 percent limit, the bank must perfect a security interest in the collateral under applicable law and the collateral must have a current market value at all times of at least 100 percent of the amount of the loan or extension of credit that exceeds the bank’s 15 percent general limit.  At December 31, 2004, the Bank’s loans to one borrower limitation was $2.6 million.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OCC, in connection with its examination of national banks, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The OCC is required to provide a written evaluation of an institution’s CRA performance utilizing a four tiered descriptive rating system, which rating is disclosed to the public.

The Community Reinvestment Act was amended by the GLB Act to provide that small banks (those under $250 million in assets) that received an “outstanding” on their last CRA exam will not have to undergo another CRA exam for five years, or for four years if their last exam was “satisfactory.”  In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount and use of the funding provided.

Prompt Corrective Action

The federal banking agencies are required to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements.  There currently are five capital tiers: “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.”  The Bank is “well capitalized.”  The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered well capitalized or adequately capitalized under OCC regulations:

	Adequately	Well
	Capitalized	Capitalized

Total risk-based capital ratio	8%	10%
Tier 1 risk-based capital ratio	4%	6%
Leverage ratio	4%	5%

The FDIC’s regulations establish specific actions that are permitted or, in certain cases required, to be taken by regulators with respect to institutions falling within one of the three undercapitalized categories.  Depending on the level of the institution’s capital, the agency’s correction powers can include:  requiring a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional stock (including voting stock) or be acquired by another institution in a transaction supervised by the FDIC; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election for the institution’s board of directors; requiring that certain senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; prohibiting the payment of principal or interest on subordinated debt; and, in the most severe cases, appointing a receiver for the institution.  A bank that is undercapitalized is required to submit a capital restoration plan.  Under certain circumstances, a “well capitalized,” “adequately capitalized” or “undercapitalized” institution may be required to comply with restrictions applicable to the next lowest capital category.

Safety and Soundness Standards

The OCC and the other federal banking agencies have adopted “Interagency Guidelines Establishing Standards for Safety and Soundness” (“Guidelines”).  These operational and managerial standards address an institution’s general practices, and are designed to provide a framework for the federal bank regulators to determine whether those practices are sound in principle and whether procedures are in place to ensure that they are applied in the normal course of business.  The guidelines cover such areas as internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation.  Banks failing to meet these standards are required to submit compliance plans to their appropriate federal regulators.

The OCC is also required to perform annual on-site bank examinations, place limits on real estate lending by banks and impose more stringent auditing requirements.

Insurance of Accounts and Regulations by the FDIC

The Bank is a member of the Bank Insurance Fund, which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examination of, and to require reporting by, FDIC-insured institutions.  It also may prohibit any FDIC-

insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Bank Insurance Fund.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation.  Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

The current premium schedule for Bank Insurance Fund insured institutions ranges from 0 to 27 basis points per $100 of deposits.  The Bank is in the category of institutions that pay zero in FDIC insurance premiums.  In addition FDIC premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to find the interest on bonds issued to resolve thrift failures in the 1980s.  The current annual rate for all insured institutions is 1.48 basis points for each $100 in domestic deposits.  These assessments are revised quarterly and will continue until the bonds mature in the year 2017.

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

Impact of Monetary Policies

The profitability of the banking business depends in large part on the difference between the interest rate paid by us on deposits and other borrowings, and the interest rate received by us on loans extended to customers and securities held in our portfolio.  In addition, we attempt to generate revenues by assessing fees on our services, to the extent the competitive market will allow such fees.

The earnings and growth of the Bank and of the banking industry as a whole is affected not only by general domestic and foreign economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board.  The Federal Reserve Board affects the national economy by its open market operations in United States government securities, limitations upon savings and time deposit interest rates, and adjustments to the discount and reserve retention rates applicable to borrowings by banks which are members of the Federal Reserve System.  These actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits and affect interest rates charged on loans and paid on deposits.  The nature and impact of any future changes in monetary policies cannot be predicted but, in any event, may have a material effect on the results of operations.

Transactions with Affiliates

National banks must comply with Sections 23A and 23B of the Federal Reserve Act (“Sections 23A and 23B”) and Regulation W under that act relative to transactions with affiliates in the same manner and to the same extent as if the bank were a Federal Reserve member bank.  A bank holding company, its subsidiaries and any other company under common control are considered affiliates of the bank.  Generally, Sections 23A and 23B and Regulation W:  (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution’s capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.  Any loan or extension of credit by the bank to an affiliate must be secured by collateral in accordance with Section 23A and Regulation W.  Exemptions from Section 23A or 23B may be granted only by the Federal Reserve.  The Bank has not been significantly affected by the rules regarding transactions with affiliates.

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders, including 1st Colonial, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder.  Pursuant to these laws and regulations, any loan made by the Bank to an executive officer or director, or his or her affiliates, (i) was made in the ordinary course of business, (ii) was made on terms and conditions substantially the same as those offered to unaffiliated individuals and (iii) did not involve more than the normal risk of repayment.  The Bank has not made any loans to a 10% shareholder.  Generally, Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and requires certain board approval procedures to be followed.

ITEM 2.  Description of Property

Our headquarters are located at 1040 Haddon Avenue, Collingswood, New Jersey.  The property, which houses the administrative headquarters and a full-service banking office, is leased by the Bank.  The building has two stories containing approximately 3,800 total square feet of space.  The annual base rental through 2004 was $45,000, not including taxes, utilities and insurance.  This rent has increased to $49,500 for 2005.  After 2005, the rent increases annually based on increases in the consumer price index, with a minimum annual increase of 3%.  The initial term of the lease is through 2009, with options in favor of the Bank to renew the lease for two additional five-year terms.  The property is well maintained and suitable to our present needs and operations.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.  Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Bulletin Board under the symbol “FCOB.”  An active trading market does not currently exist for our common stock.  As of March 29, 2005, the bid price for the common stock was $10.75, and the asked price was $10.85.

The following table sets forth the high and low last sale information, as reported by the OTC Bulletin Board, as of the most recent practicable date and for the periods indicated:

SALE PRICE INFORMATION FOR COMMON STOCK

	High	Low
	2003(1)(2)
First Quarter	$9.34	$7.49
Second Quarter	10.48	8.30
Third Quarter	10.48	9.52
Fourth Quarter	10.57	9.57

	2004(1)(2)
First Quarter	$10.71	$9.80
Second Quarter	10.71	9.10
Third Quarter	10.25	9.00
Fourth Quarter	11.25	9.65

	2005(1)
First Quarter (through March 29)	$11.25	$10.32

(1)       The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2)       Prices are adjusted to reflect the 5% stock dividend paid by 1st Colonial on April 15, 2003 to shareholders of record as of April 1, 2003 and the 5% stock dividend paid by 1st Colonial on April 15, 2004 to shareholders of record as of April 1, 2004.

As of March 1, 2005, there were options outstanding to purchase 201,478 shares of common stock and warrants outstanding to purchase 364,981 shares of common stock.  These amounts are as adjusted to reflect the 10% stock dividend paid on January 15, 2002, and the 5% stock dividend paid on each of April 15, 2003 and April 15, 2004.

As of March 1, 2005, there were 283 holders of record of our common stock.

Boenning & Scattergood, Inc., Janney Montgomery Scott, LLC, Monroe Securities, Inc. and Ryan Beck & Co., Inc. make a market in our common stock.  Making a market involves maintaining bid and ask quotations and being able, as principal, to effect transactions in reasonable quantities at those prices, subject to securities laws and regulatory constraints.  Additionally, the development of a liquid public market depends on the existence of willing buyers and sellers, the presence of which is not within our control.  An active and liquid market may not develop for the common stock.

StockTrans, Inc. serves as transfer agent and registrar for our common stock.

Dividend Policy

Since our inception in June 2000, we have not paid a cash dividend, and we do not intend to pay cash dividends for the foreseeable future.  We desire to retain our net income to support the growth of the bank.  Any payment of cash dividends to our shareholders would be dependent on the payment of a cash dividend from the bank to us.  The payment of cash dividends by the bank to us is limited under federal banking law.  See “Supervision and Regulation–Limits on Dividends” and “Description of Capital Stock–Common Stock–Dividends.”

On January 15, 2002, we effected a 10% stock split in the form of a stock dividend to shareholders of record on January 2, 2002.  On April 15, 2003, we paid a 5% stock dividend to shareholders of record on April 1, 2003.  On April 15, 2004, we paid a 5% stock dividend to shareholders of record on April 1, 2004.  On January 19, 2005, we declared a 5% stock dividend payable on April 15, 2005 to shareholders of record on April 1, 2005.  We will continually review whether to pay additional stock dividends in the future.

The selected consolidated financial data presented below is derived from, and should be read in conjunction with, our audited financial statements for the years ended December 31, 2004 and 2003, including the related notes, included in this document as Item 7.  All per share data has been restated for the effect of the 10% stock dividend paid on January 15, 2002 to shareholders of record as of January 2, 2002, the 5% stock dividend paid on April 15, 2003 to shareholders of record as of April 1, 2003 and the 5% stock dividend paid on April 15, 2004 to shareholders of record as of April 1, 2004.

Summary of Operations

	For the Years Ended
	December 31,
	2004	2003
	(Dollars in thousands)
Interest income	$5,405	$4,764
Interest expense	1,372	1,244
Net interest income	4,033	3,520
Provision for loan losses	218	225
Net interest income after provision for loan losses	3,815	3,295
Other income	301	299
Other expense	3,107	2,759
Income (loss) before income taxes	1,009	835
Income tax expense (benefit)	384	335
Net income (loss)	$625	$500

Per Share Data

	For the Years Ended
	December 31,
	2004	2003
Net income (loss)
Basic	$0.31	$0.35
Diluted	0.31	0.35
Book Value	$7.73	$6.75
Actual period end shares outstanding	2,251,642	1,414,487

Balance Sheet Data

	At December 31,
	2004	2003
	(Dollars in thousands)
Total Assets	$135,973	$118,072
Investment securities (1)	53,546	33,793
Total loans (2)	77,630	66,831
Allowance for loan losses	(971)	(768)
Deposits	111,186	104,323
Shareholders’ equity	$17,399	$9,551

Performance Ratios

	For the Years Ended
	December 31,
	2004	2003
Return on average assets	0.48%	0.48%
Return on average shareholders’ equity	4.75%	5.39%
Net interest spread (3)	2.93%	3.18%
Net interest margin (4)	3.32%	3.55%
Other income as a percentage of total revenue (5)	6.95%	7.83%
Other income as a percentage of average assets	0.23%	0.28%
Other expense to average assets	2.41%	2.62%
Efficiency ratio (6)	71.69%	72.24%

Asset Quality Data

	At or for the Years Ended
	December 31,
	2004	2003
Nonperforming loans	$24	$—
Nonperforming assets	—	—
Allowance for loan losses to period-end loans (2)	1.25%	1.15%
Net loan charge-offs to average total loans	0.02%	0.05%

Selected Capital Ratios (7)

	At December 31,
	2004	2003
Total risk-based capital	20.28%	14.60%
Total tier 1 risk-based capital	19.13%	13.52%
Leverage ratio	11.56%	8.73%
Equity to assets ratio (8)	12.80%	8.09%

(1)   Includes securities held to maturity and securities available for sale.

(2)   Includes mortgage loans held for sale.

(3)   Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)   The net interest margin is calculated by dividing net interest income by average interest earning assets.

(5)   Total revenue consists of net interest income and total other income.

(6)   Efficiency ratio is total other expense divided by the sum of net interest income and total other income.

(7)   The ratios in this table are the capital ratios of the bank,  The bank’s capital ratios must meet the minimum requirements of the OCC.  As long as the consolidated assets of 1st Colonial are less than $150 million, its sole business is serving as the holding company for the bank, and it has no publicly held debt, 1st Colonial is exempt from the consolidated capital requirements of the Federal Reserve Board.

(8)   Equity to assets ratio is period-end total equity to period-end total assets.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included in Item 7 of this annual report.  This annual report contains forward-looking statements.  You can find many of these statements before and after words such as “may,” “could,” “should,” “will,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “seek,” “assume” or similar expressions.

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

•      expectations as to the amount, mix, yield and other characteristics of the deposits and loans we expect to acquire and make; and

•      expectations and estimates with respect to our revenues, expenses, earnings, asset quality and other financial data and capital and performance ratios.

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

•      change in consumer spending and savings habits; and

•      regulatory or judicial proceedings.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this annual report.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

The allowance for loan losses is established through a provision for loan losses charged to operations.  The allowance is maintained at a level that management believes will be adequate to absorb estimated losses on existing loans based on the collectibility of the loans and prior loss experience.  Management uses significant estimates to determine the allowance for loan losses.  Management’s evaluations consider such factors as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the borrowers’ ability to pay, and prior loss experience within various categories of the portfolio.  Loans are charged against the allowance when they are determined to be uncollectible.

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

Comparison of Financial Condition

December 31, 2004 Versus December 31, 2003

Our assets totaled $136.0 million at December 31, 2004, as compared to $118.1 million at December 31, 2003, an increase of $17.9 million or 15.2%.  Our assets at December 31, 2004, consisted primarily of cash and cash equivalents which totaled $3.8 million, investment securities, which totaled $53.5 million and loans, including loans held for sale, which totaled $77.6 million.  Premises and equipment totaled $949,000 at December 31, 2004, and consisted primarily of our Westville branch and leasehold improvements.  Our assets at December 31, 2003, consisted primarily of cash and cash equivalents, including federal funds sold, which totaled $16.5 million, investment securities, which totaled $33.8 million and loans, including loans held for sale, which totaled $66.8 million.  Premises and equipment totaled $935,000 at December 31, 2003, and consisted primarily of our Westville branch and leasehold improvements.  The $17.9 million increase in total assets was primarily due to an increase in loans of $10.8 million, an increase in investment securities of $19.8 million, offset by a decrease in cash and short-term investments, such as Federal Funds sold and interest bearing deposits of $12.7 million.  This increase in assets was funded by an increase in deposits of $6.9 million, an increase in short-term borrowings of $3.1 million.  Additional funding of $7.2 million was provided by our common stock offering that was completed in April 2004.  The increase in loans was due to general growth in our loan portfolio resulting from the continued execution of our business plan.

Our deposits totaled $111.2 million at December 31, 2004, as compared to $104.3 million at December 31, 2003, an increase of $6.9 million or 6.6%.  This increase was the direct result of the establishment of new business relationships with municipalities and other commercial accounts.

Noninterest-bearing demand deposits totaled $22.1 million at December 31, 2004 an increase of 8.3% as compared to balances of $20.4 million at December 31, 2003.  Interest-bearing demand deposits totaled $34.8 million at December 31, 2004, a decrease of 6.7% as compared to balances of $37.3 million at December 31, 2003.  This increase in non-interest bearing demand deposits was the result of new relationships established with commercial accounts.  The decrease in interest bearing demand deposits was the result of a shift from interest bearing demand to money market deposits and certificates of deposit.  Savings and money market deposits totaled $24.8 million and certificates of deposit totaled $29.5 million at December 31, 2004, increases of 21.6% and 12.6%, respectively, as compared to balances of $20.4 and $26.2 million, respectively, at December 31, 2003.

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

Interest on loans is included in interest income on the accrual method over the terms of the loans based upon the principal balances outstanding.  During the fiscal years ended December 31, 2004 and 2003, average interest-earning assets were $123.1 million and $99.9 million, respectively.  During these same periods, our net yields on average interest-earning assets (net interest margin) were 3.32% and 3.55%, respectively.

Average Balance, Interest Income And Expense, Average Yield And Rates

The following table illustrates the average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity, and the related income, expense, and corresponding weighted average yields and costs.  The average balances used for the purposes of these tables and other statistical disclosures were calculated by using the daily average balances.  Non-accruing loans, if any, are included in the average balances of loans.

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in Thousands)
Assets
Interest earning assets:
Federal funds sold	$10,186	$142	1.39%	$6,953	$78	1.12%	$11,006	$176	1.60%
Investment Securities:
Taxable(1)	32,199	887	2.75%	28,945	870	3.01%	14,683	647	4.41%
Tax-exempt(2)	8,412	167	1.99%	3,826	71	1.86%	604	17	2.81%
Total Securities	40,611	1,054	2.60%	32,771	941	2.87%	15,287	664	4.34%
Loans, net of deferred fees/costs(3)	72,344	4,266	5.90%	60,183	3,769	6.26%	47,430	3,251	6.85%
Total interest earning assets	123,141	5,462	4.44%	99,907	4,788	4.79%	73,723	4,091	5.55%

Non-interest earning assets:
Cash and due from banks	4,816			4,258			3,017
Other assets(4)	1,836			1,629			1,107
Less: allowance for loan losses	(881)			(681)			(472)
Total non-interest earning assets	5,771			5,206			3,652

Total assets	$128,912			$105,113			$77,375

Liabilities and shareholders’ equity
Interest bearing liabilities
Deposits:
Interest bearing demand	$33,742	$547	1.62%	$31,344	$531	1.69%	$19,772	$427	2.16%
Money market	16,647	100	0.60%	15,109	97	0.64%	12,231	192	1.57%
Savings	6,253	19	0.30%	5,293	31	0.59%	3,873	38	0.98%
Time deposits	30,306	682	2.25%	20,296	544	2.68%	14,342	425	2.96%
Total interest bearing deposits	86,948	1,348	1.55%	72,042	1,203	1.67%	50,218	1,082	2.15%
Short-term borrowings	4,086	24	0.59%	5,284	41	0.78%	5,217	83	1.59%
Total interest bearing liabilities	91,034	1,372	1.51%	77,326	1,244	1.61%	55,435	1,165	2.10%

Non-interest bearing liabilities:
Demand deposit	24,541			18,320			14,786
Other liabilities	181			186			237
Total non-interest bearing liabilities	24,722			18,506			15,023

Total liabilities	115,756			95,832			70,458
Shareholders’ equity	13,156			9,281			6,917

Total liabilities and shareholders’equity	$128,912			$105,113			$77,375

Net interest spread			2.93%			3.18%			3.45%
Net interest income/net interest margin		$4,090	3.32%		$3,544	3.55%		$2,926	3.97%
Average interest earning assets as a percentage of interest bearing liabilities	135.27%			129.20%			132.99%

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

(3)       Includes average balance of loans held for sale of $183 in 2004, $382 in 2003, and $156 in 2002.  Interest income on loans held for sale was $15 in 2004, $23 in 2003, and $13 in 2002.

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

	Year Ended December 31, 2004 versus Year Ended December 31, 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest Income:
Federal funds sold	$42	$22	$64
Investment securities – taxable	92	(75)	17
Investment securities – tax exempt (1)	91	5	96
Loans	727	(230)	497

Total change in interest income	952	(278)	674

Interest Expense:
Interest bearing checking	39	(23)	16
Money market deposits	10	(7)	3
Savings deposits	5	(17)	(12)
Time deposits	236	(98)	138
Short-term borrowings	(8)	(9)	(17)

Total change in interest expense	282	(154)	128

Total change in net interest income	$670	$(124)	$546

	Year Ended December 31, 2003 versus Year Ended December 31, 2002
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest Income:
Federal funds sold	$(54)	$(44)	$(98)
Investment securities – taxable	478	(255)	223
Investment securities – tax exempt (1)	62	(8)	54
Loans	817	(299)	518

Total change in interest income	$1,303	$(606)	$697

Interest Expense:
Interest bearing checking	$211	$(107)	$104
Money market deposits	37	(132)	(95)
Savings deposits	11	(18)	(7)
Time deposits	163	(44)	119
Short-term borrowings	1	(43)	(42)

Total change in interest expense	423	(344)	79

Total change in net interest income	$880	$(262)	$618

(1)       Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

Comparison of Results of Operations

Year Ended December 31, 2004 Versus Year Ended December 31, 2003

General.  Net income increased 25.0% to $625,000 for the year ended December 31, 2004, as compared to net income of $500,000 for the period ended December 31, 2003.  This increase was due to a $515,000 increase in net interest and total other income, coupled with a $7,000 reduction in the provision for loan losses, which were partially offset by a $348,000 increase in total other expense and a $49,000 increase in income tax expense.

Basic earnings per share decreased to $0.31 for the year ended December 31, 2004 (basic and diluted) from $0.35 (basic and diluted) for the year ended December 31, 2003.  This decrease was due to the issuance of additional shares of common stock in our public offering completed in April 2004.  The total weighted average number of shares outstanding for basic earnings per share increased 575,479 to 1,987,008 for the year ended December 31, 2004 compared to 1,411,529 for the year ended December 31, 2003.  The weighted average number of shares outstanding on a diluted basis was 2,045,010 for the year ended December 31, 2004 compared to 1,446,334 for the comparable period in 2003.

Total interest income increased 13.5% to $5.4 million from $4.8 million primarily due to the growth and mix of earning assets offset by lower interest rates.  Total other income increased $2,000 primarily due to an increase in other service charges and fees of $30,000 offset by a decline in gains on sale of mortgage loans held for sale of $41,000.  Gains on sale of investments increased $11,000 to $15,000 compared to $4,000 in 2003.  Total other expenses increased 12.6% or $348,000 to $3.1 million from $2.8 million due to growth related expenses from staffing increases, increased regulatory compliance costs and more customer volume and activity.  Additional leased space was required for additional operational personnel.

Net Interest Income.  Interest income increased by $641,000 to $5.4 million from $4.8 million, primarily due to an increase of $23.2 million in average earning assets.  Interest and fees on loans increased $497,000 for the year ended December 31, 2004, due to an increase in average loans and loans available for sale outstanding of $12.2 million or 20.2% for the prior period, which more than offset the decline in the average yield on the loan portfolio.  The average yield on our loan portfolio declined from 6.26% in 2003 to 5.90% in 2004 due to the continuing decline in the long-term interest rates environment.  Interest on federal funds sold increased by $64,000 due to an increase of $3.2 million in average balances and slightly higher rates caused by changes in the Federal Reserve Bank’s target rates.  Interest and dividends on investments increased $80,000 for the period due to an increase of $7.8 million in average outstanding balances offset by an overall decline in yields in the beginning of 2004.  The mix of the portfolio also changed due to an increase in short-term municipal securities.  The average yield on investment securities declined to 2.60% in 2004 from 2.87% in 2003.

Total interest expense increased $128,000 from the prior period, due primarily to a $13.7 million increase in average interest bearing liabilities.  The increase in average balances outstanding was offset by an overall decline in rates paid on deposits and short-term borrowings.  The average rate on interest bearing liabilities was 1.51% in 2004 compared to 1.61% in 2003.  Our net interest margin was 3.32% for the year ended December 31, 2004, as compared to 3.55% for the prior period ended December 31, 2003 as our interest-earning assets priced downward to a greater degree than our interest-bearing liabilities.

Provision for Loan Losses.  The provision for loan losses decreased to $218,000 for the year ended December 31, 2004 compared to $225,000 for the prior period.  Management reviews the risks in the loan portfolio and adjusts the allowance to adequately cover risks.  Factors considered include changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the ability of borrowers to pay, and prior loss experience within the various segments of the portfolio.  The allowance for loan losses was $971,000 at December 31, 2004, or 1.25% of total outstanding loans.  See “Business-Allowance for Loan Losses” for more information.

The Bank’s loan portfolio is relatively unseasoned due to the fact that we commenced operations in 2000.  Therefore, our historical charge-off and non-performing loan statistics may not be indicative of future trends.

Total Other Income.  Other income, primarily service charges on deposit accounts, gains on sale of mortgages held for sale, and other fees increased $2,000 to $301,000 for the year ended December 31, 2004.  Fees on deposit accounts for the year ended December 31, 2004 were approximately $141,000 compared to $139,000 in the prior period.  The slight increase was due mainly to the growth in deposit accounts.  For the year ended December 31, 2004, we recorded gains on the sale of residential mortgages held for sale of $62,000 compared to $103,000 in the prior period.  The decline was due to decreased refinancing activity due to slightly higher interest rates.  The Bank sells all newly originated fixed-rate residential mortgage loans in the secondary market on a servicing released basis.  Other fees and charges increased 56.6% to $83,000 in 2004 from $53,000 in 2003.  This increase was primarily volume related.  Gains on sale of investments available for sale were $15,000 for the year ended December 31, 2004, compared to $4,000 for the prior period.

Total Other Expense.  Total other expenses for the year ended December 31, 2004 increased 12.6% or $348,000 to $3.1 million compared to $2.8 million in the prior period.  Most of the increase was due to growth related factors:

•      Employee related expenses were $1.3 million for the year compared to $1.2 million in the prior period reflecting normal compensation increases.

•      Occupancy and equipment expenses increased $58,000 or 17.3% to $393,000 for the year ended December 31, 2004 compared to $335,000 for the prior period.  Equipment upgrades at the end of 2003 and the beginning of 2004 along with additional leased space account for the increase.

•      Advertising expense decreased $28,000 to $117,000 for the year ended December 31, 2004 compared to $145,000 for the prior period.  The prior period contained significant expenses related to our Westville branch opening, there we no new branch promotions in 2004.

•      The Bank began offering On-line Banking in June 2004.  This new product plus increased business volume caused our data processing expenses to increase $25,000 to $300,000 for the year ended December 31, 2004 compared to $275,000 in the prior period.

•      Professional services, including audit, loan review and legal expenses increased $38,000 to $260,000 for the year ended December 31, 2004 as compared to $222,000 for the year ended December 31, 2003.  This was primarily related to growth and increased regulation.

•      Other operating expenses included postage, telephone expenses, entertainment, business development and other miscellaneous expenses.  Most of these expenses were due to growth and increased business activity.  Business development, entertainment and related expenses increased $26,000, software expenses and licenses increased $17,000, and fraud losses increased $8,000.  Total other expenses increased $86,000 or 14.2% to $693,000 for the year ended December 31, 2004 compared with the prior period.

Income Taxes.  Our recorded income tax expense for the year ended December 31, 2004 was $384,000 compared to $335,000 in the prior period.  The increase in income tax expense is due to higher pre-tax income for the year ended December 31, 2004 as compared to the prior period.  The Company also recorded an adjustment to the deferred tax asset.  Due to increased tax exempt income, the effective rate for the year ended December 31, 2004 was 38.1% compared to 40.1% for the prior period.

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

Basic earnings per share decreased to $0.35 for the year ended December 31, 2003 (basic and diluted) from $0.44 for the year ended December 31, 2002 ($0.43 on a fully diluted basis).  This decrease was due to the issuance of additional shares of common stock in our public offering of units completed in

December 2002, which shares had only a marginal effect on the weighted average number of shares outstanding for 2002.  In the offering, we sold 254,399 units and each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock.  After giving effect to the 5% stock dividend paid in April 2003 and the 5% stock dividend paid in April 2004, the total number of shares of common stock issued in the unit offering was 280,475.

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

Total interest expense increased $79,000 from the prior period, due principally to a $21.9 million increase in average interest bearing liabilities.  The increase in the average balance of deposits was ameliorated by the lower rates paid on deposit accounts and short-term borrowings, as the cost of interest-bearing liabilities declined from 2.10% in 2002 to

1.61% in 2003.  Our net interest margin was 3.55% for the year ended December 31, 2003 as compared to 3.97% for the prior period ended December 31, 2002, as our interest-earning assets repriced downward to a greater degree than our interest-bearing liabilities.

Provision for Loan Losses.  The provision for loan losses decreased to $225,000 for year ended December 31, 2003 compared to $275,000 for the prior period.  Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio.  The allowance for loan losses was $768,000 at December 31, 2003, or 1.15% of total outstanding loans.  See “Business–Allowance for Loan Losses” for more information.

The Bank’s loan portfolio is relatively unseasoned due to the fact that we commenced operations in 2000.  Therefore, our historical charge-off and non-performing loan statistics may not be indicative of future trends.

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

Total Other Expense.  Total other expenses for the year ended December 31, 2003 increased $736,000 or 36.4% to $2.8 million compared to $2.0 million in the prior period.  Most of the increases were due to growth related factors:

•      Employee related expenses were $1.2 million for the year compared to $842,000 for the year ended December 31, 2002, reflecting additions to our staff as well as normal compensation increases.

•      Occupancy and equipment expenses increased $117,000 to $335,000 for the year ended December 31, 2003, compared to $218,000 in the prior period.  The opening of our Westville branch office in January 2003 accounted for $72,000 of these increases.

•      Advertising expenses increased $70,000 to $145,000 for the year ended December 31, 2003 compared to $75,000 in the prior period.  This was due to increased activity relating to our Westville opening and other marketing campaigns designed to increase community awareness of our presence, products and capabilities.

•      Due to increased business volume, data processing expenses increased 23.3% to $275,000 for the year ended December 31, 2003 compared to $223,000 for the year ended December 31, 2002.

•      Professional services, including audit, loan review, and legal expenses increased $27,000 to $222,000 during the year ended December 31, 2003 compared to $195,000 for the comparable prior period.  This increase was primarily related to our growth.

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

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funding through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, securities classified as available-for-sale, and loans maturing within one year.  As a result of our management of liquid assets and the ability to generate liquidity through additional deposits or borrowings, we are able to maintain overall liquidity sufficient to satisfy our deposit withdrawal requirements and meet our customers’ borrowing needs.

At December 31, 2004, cash, cash equivalents, securities classified as securities available for sale, and federal funds sold totaled $40.5 million and were 29.8% of total assets.  However, we have pledged $35.1 million of our securities available for sale as collateral for uninsured municipal deposits held by us and uninsured deposits that underlie retail repurchase agreements, which adversely impacts our liquidity position.  Asset liquidity is also provided by managing loan maturities.  At December 31, 2004, approximately $26.4 million or 34.2% of loans will mature or reprice within a one-year period.  To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

Net cash provided by operating activities for the year ended December 31, 2004 was $1.1 million as compared $721,000 in the prior period.  The difference can be attributed to an increase in depreciation on new fixed assets, lower gains on mortgages held for sale, increases in taxes payable and other liabilities offset by increases in accrued interest receivable and other assets.

Net cash used in investing activities was $31.0 million for the year ended December 31, 2004 compared with $15.8 million for the previous year.  Increased investment growth was somewhat offset by slower prepayments of mortgage backed securities from the prior year.

Funds provided by financing activities were $17.2 million for the period ended December 31, 2004 compared to $19.5 million for the prior period. The primary reason was that in April 2004,

we completed a public offering of common stock underwritten by Ryan Beck & Co.  1st Colonial raised net proceeds of $7.2 million in that offering, and these proceeds were included in cash provided by financing activities in fiscal year 2004.  Additional funds were provided by a $6.9 million increase from deposit growth and a $3.1 million increase in short-term borrowings.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions, economic forces and growth and expansion activities.  We seek to maintain a capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Bank’s capital position exceeds regulatory minimums.  The primary indicators relied on by the OCC and other bank regulators in measuring strength of capital position are the Tier 1 risk-based capital ratio, total risk-based capital ratio and leverage ratio.  Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill.  Total capital consists of Tier 1 capital, qualifying subordinated debt and a portion of the allowance for possible loan losses.  Risk-based capital ratios are calculated with reference to risk weighted assets, which consist of both on and off balance sheet risks (such as letters of credit, lines of credit and home equity lines).  The leverage ratio consists of Tier 1 capital divided by quarterly average assets.

We manage capital ratios to exceed regulatory minimums.  The following table shows our regulatory capital ratios and shareholders’ equity to total assets as of December 31, 2004:

	At December 31, 2004
	Regulatory Minimum	Actual Ratio

Total risk-based capital ratio	8.0%	20.28%
Tier 1 risk-based capital ratio	4.0%	19.13%
Tier 1 leverage ratio	4.0%	11.56%
Shareholders’ equity total assets	None	12.80%

On April 26, 2004, we completed our public offering of 828,000 shares of common stock at a price of $10.00 per share. The offering was underwritten on a firm-commitment basis by Ryan Beck & Co., Inc. Net of underwriting discounts and commissions and other expenses, we received proceeds of approximately $7.2 million from the offering.

Management anticipates these ratios to decline as capital is leveraged in support of deposit and asset growth.  At December 31, 2004, the Bank’s total risk-based capital ratio was 20.28%, its Tier 1 risk-based capital ratio was 19.13% and its leverage ratio was 11.56%.

Contractual Obligations

We enter into contractual obligations in the normal course of business as a source of funds for our asset growth and our asset/liability management, to fund acquisitions, and to meet required capital needs.  These obligations require us to make cash payments over time as detailed in the table below (For further information regarding our contractual obligations refer to Notes [9, 10, 15 and 16] of our audited consolidated financial statements included in Item 7 of this Annual Report on Form 10-KSB.

PAYMENTS DUE BY PERIOD

Contractual Obligations at December 31, 2004	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars In Thousands)

Borrowings	$7,146	$7,146	$0	$0	$0
Certificates of deposit	29,461	24,084	5,286	91	0
Operating leases	320	110	160	50	0
Total contractual cash obligations	$36,927	$31,340	$5,446	$141	$0

Off-Balance Sheet Instruments

We do not have any off-balance sheet arrangements as that term is defined in Item 303 of SEC Regulation S-B (such as guarantee contracts, credit or liquidity support arrangements, derivative instruments or variable interests in other entities).  We are, however, a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers and to manage our own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit.  These financial instruments involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of these financial instruments reflect the extent of our involvement in particular classes of financial instruments.

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

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

OTHER COMMERCIAL COMMITMENTS At December 31, 2004	TOTAL AMOUNTS COMMITTED	LESS THAN 1 YEAR	1-3 YEARS	4-5 YEARS	AFTER 5 YEARS

Commitments to extend credit:
Lines of Credit	$2,977	$2,735	$242	$0	$0
Unfunded residential mortgages	7,096	2,007	—	0	5,089

Total commercial commitments	$10,073	$4,742	$242	$0	$5,089

For further information regarding our commitments, refer to Note [16] of our audited consolidated financial statements included in Item 7 of this Annual Report on Form 10-KSB.

Interest Sensitivity

An important element of both earnings performance and the maintenance of sufficient liquidity is management of the interest sensitivity gap.  The interest sensitivity gap is the difference between interest-rate sensitive assets and interest-rate sensitive liabilities in a specific time period.  Interest rate “gap analysis” is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within these specific time periods, either through maturity or rate adjustment.

A “positive gap” for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period.  Accordingly, in a declining interest rate environment, an institution with a “positive gap” would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities and its net interest income should be negatively affected.  Conversely, the cost of funds for an institution with a “positive gap” would generally be expected to increase more slowly than the yield on its assets in a rising interest rate environment, and such institution’s net interest income generally would be expected to be positively affected by rising interest rates.

If we had a “negative gap” position with respect to a given time period, it would indicate that more liabilities may reprice within that time period than assets, with the result that rising rates may have a negative impact on interest rate spread and therefore on earnings.

The gap can be managed by repricing assets or liabilities, by selling securities or loans held-for-sale, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability.  Matching the amounts of assets and liabilities repricing in the same time interval contributes to preserving net interest margins and minimizing the impact on net interest income in periods of rising or falling interest rates.  We evaluate interest sensitivity risk and then formulate guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments (such as letters of credit, lines of credit and credit card lines) in order to manage sensitivity risk.  These guidelines are based on management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

The following table illustrates our interest sensitivity gap position at December 31, 2004.  It summarizes the contractual repayment terms or nearest repricing dates of our interest-earning assets and interest-bearing liabilities.  This table presents a position that existed at one particular day (December 31, 2004) and therefore is not necessarily indicative of our position at any other time.

Interest Sensitivity Analysis

	Maturing Or Repricing In:
	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars In Thousands)
Interest earning assets:
Federal funds sold	$0	$0	$0	$0	$0
Interest bearing deposits	0	0	0	0	0
Investment securities held to maturity	3,815	13,045	0	0	16,860
Investment securities available-for-sale	6,518	10,190	18,454	1,524	36,686
Loans and mortgages available for sale	24,830	9,628	40,437	2,735	77,630

Total interest earning assets	$35,163	$32,863	$58,891	$4,259	$131,176

Interest bearing liabilities:
Deposits:
Interest bearing demand	$12,412	$12,338	$7,543	$2,513	$34,806
Money market	8,206	2,694	7,184	0	18,084
Savings	978	910	3,642	1,213	6,743
Time deposits $100,000 and over	10,612	7,341	1,604	0	19,557
Time deposits less than $100,000	2,919	3,213	3,772	0	9,904
Other borrowed money	6,509	637	0	0	7,146

Total interest bearing liabilities	$41,636	$27,133	$23,745	$3,726	$96,240

Period gap	$(6,473)	$5,730	$35,146	$533	$34,936

Cumulative gap	$(6,473)	$(743)	$34,403	$34,936

Ratio of cumulative gap to total interest earning assets	-4.93%	-0.57%	26.23%	26.63%

While securities available-for-sale are presented in the foregoing table according to the earlier of their stated maturities or call dates, such investments can, if necessary, be sold at any time in reaction to interest rate changes or funding demands.

We manage our interest rate sensitivity gap to, among other things, control the exposure of our net interest margin such that a 200 basis point increase or decrease in market rates will impact net interest income by no more than approximately 15% in any one year period.  At December 31, 2004, we estimate that if interest rates increased by 200 basis points, projected net interest income for 2005 would decrease by 6.2% despite the fact that we had a positive gap.  This is due to the fact that callable agency securities would not be called and we would not be able to reinvest these funds into higher yielding investments.  Given the current interest rate levels, all interest rates could not decline by 200 basis points.  We estimate that a 100 basis point decrease would cause net interest income to decrease approximately 1.3%.  This is due to callable agency securities being called, necessitating reinvestment into lower yielding investments.

As noted previously, securities available for sale, while presented in the table at their stated maturities or possible call date whichever is shorter, can be sold any time and are an active interest sensitivity gap management tool.  Further, the magnitude and timing of changes to deposit rate changes can be managed to further minimize the exposure of net interest margin.  For example, savings deposits and certain interest-bearing demand deposits, while recorded at their first possible repricing opportunity, would not likely react as quickly to a market rate change as their first recorded repricing opportunity would indicate.

Recent Accounting Pronouncements

See note (2)(n) to our consolidated financial statements set forth in Item 7 below, which is incorporated by reference herein, for a description of recent accounting pronouncements.

ITEM 7 - Financial Statements

Our consolidated statements of financial condition as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, including the notes thereto and the independent auditors’ report thereon, are set forth below in this Item.

Report of Independent Registered Public Accounting Firm

The Board of Directors

1st Colonial Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of 1st Colonial Bancorp, Inc. and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Colonial Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 17, 2005

1ST COLONIAL BANCORP, INC.

Consolidated Statements of Financial Condition

December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
Assets
Cash and due from banks	$3,777	6,281
Federal funds sold	—	9,735
Interest-bearing deposits	—	500
Cash and cash equivalents	3,777	16,516
Investments held to maturity (fair value of $16,854 at December 31, 2004 and $5,796 at December 31, 2003)	16,860	5,808
Securities available for sale (amortized cost of $36,883 at December 31, 2004 and $28,107 at December 31, 2003)	36,686	27,985
Mortgage loans held for sale	240	281
Loans	77,390	66,550
Less allowance for loan losses	(971)	(768)
Net loans	76,419	65,782
Premises and equipment, net	949	935
Accrued interest receivable	510	373
Deferred tax assets	320	301
Other assets	212	91
Total assets	$135,973	118,072
Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$111,186	104,323
Short-term borrowings	7,146	4,087
Accrued interest payable	8	8
Income taxes payable	118	48
Other liabilities	116	55
Total liabilities	118,574	108,521
Shareholders’ equity:
Common stock, $0 par value; authorized 5,000,000 shares; issued and outstanding 2,251,642 shares at December 31, 2004 and 1,414,487 shares at December 31, 2003	—	—
Additional paid-in capital	17,003	9,238
Retained earnings	515	386
Accumulated other comprehensive loss, net	(119)	(73)
Total shareholders’ equity	17,399	9,551
Total liabilities and shareholders’ equity	$135,973	118,072

See accompanying notes to consolidated financial statements.

1ST COLONIAL BANCORP, INC.

Consolidated Statements of Operations

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands, except share data)

	2004	2003	2002
Interest income:
Loans	$4,266	3,769	3,251
Federal funds sold and interest-bearing deposits	142	78	176
Investments:
Taxable	887	870	647
Nontaxable	110	47	11
Total interest income	5,405	4,764	4,085
Interest expense:
Deposits	1,348	1,203	1,082
Short-term borrowings	24	41	83
Total interest expense	1,372	1,244	1,165
Net interest income	4,033	3,520	2,920
Provision for loan losses	218	225	275
Net interest income after provision for loan losses	3,815	3,295	2,645
Other income:
Service charges on deposit accounts	141	139	85
Gain on sales of mortgage loans held for sale	62	103	62
Other income, service charges, and fees	83	53	31
Gain on sales of securities available for sale	15	4	24
Total other income	301	299	202
Other expenses:
Compensation and employee benefits	1,344	1,175	842
Occupancy and equipment expenses	393	335	218
Advertising expense	117	145	75
Data processing expense	300	275	223
Professional services	260	222	195
Other operating expenses	693	607	470
Total other expenses	3,107	2,759	2,023
Income before income taxes	1,009	835	824
Income tax expense	384	335	329
Net income	$625	500	495
Earnings per share:
Basic earnings per share	$0.31	0.35	0.44
Diluted earnings per share	0.31	0.35	0.43

Weighted average number of shares outstanding:
Basic earnings per share	1,987,008	1,411,529	1,139,076
Diluted earnings per share	2,045,010	1,446,334	1,143,212

See accompanying notes to consolidated financial statements.

1ST COLONIAL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total shareholders’ equity	Comprehensive income
Balance at December 31, 2001	$—	7,000	(329)	98	6,769
Proceeds from stock offering	—	1,931	—	—	1,931
Exercise of director’s options	—	4	—	—	4
Net unrealized gain on securities available for sale, net of tax	—	—	—	3	3	$3
Net income	—	—	495	—	495	495
Total comprehensive income						$498
Balance at December 31, 2002	—	8,935	166	101	9,202

Stock issuance expenses	—	(9)	—	—	(9)
Exercise of warrants	—	32	—	—	32
Stock dividend	—	280	(280)	—	—
Net unrealized loss on securities available for sale, net of tax	—	—	—	(174)	(174)	$(174)
Net income	—	—	500	—	500	500
Total comprehensive income						$326
Balance at December 31, 2003	—	9,238	386	(73)	9,551

Net proceeds from sale of 828,000 shares of common stock	—	7,191	—	—	7,191
Exercise of warrants	—	78	—	—	78
Stock dividend	—	496	(496)	—	—
Net unrealized loss on securities available for sale, net of tax	—	—	—	(46)	(46)	$(46)
Net income	—	—	625	—	625	625
Total comprehensive income						$579
Balance at December 31, 2004	$—	17,003	515	(119)	17,399

See accompanying notes to consolidated financial statements.

1ST COLONIAL BANCORP, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$625	500	495

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152	113	90
Amortization of premium on securities, net	154	173	19
Amortization of deferred fees/cost, net	13	41	10
Gain on sales of mortgage loans held for sale	(62)	(103)	(62)
Gain on sales of securities available for sale	(15)	(4)	(24)
Loss on fixed asset retirements	2	19	—
Provision for loan losses	218	225	275
Cash disbursed for mortgage banking activities	(14,622)	(21,771)	(12,784)
Cash received for mortgage banking activities	14,725	21,656	12,965
Increase in accrued interest receivable	(137)	(32)	(11)
Deferred income tax expense (benefit)	11	(14)	(19)
(Increase) decrease in other assets	(121)	(56)	26
Decrease in accrued interest payable	—	(2)	(20)
Increase (decrease) in income taxes payable	70	(3)	(74)
Increase (decrease) in other liabilities	61	(21)	(48)
Total adjustments	449	221	343
Net cash provided by operating activities	1,074	721	838
Cash flows from investing activities:
Proceeds from maturities and sales of securities available for sale	9,154	28,129	21,714
Proceeds from maturities of securities held to maturity	5,744	1,220	931
Purchases of securities held to maturity	(16,796)	(5,808)	(935)
Purchases of securities available for sale	(22,042)	(31,665)	(35,344)
Repayment of principal of securities available for sale	3,972	5,036	893
Increase in loans receivable, net	(10,868)	(12,426)	(17,646)
Capital expenditures	(168)	(304)	(411)
Net cash used in investing activities	(31,004)	(15,818)	(30,798)
Cash flows from financing activities:
Net increase in deposits	6,863	21,375	15,683
Net increase (decrease) in short-term borrowings	3,059	(1,946)	573
Exercise of warrants	78	23	—
Issuance of common stock, net	7,191	—	1,935
Net cash provided by financing activities	17,191	19,452	18,191
Net (decrease) increase in cash and cash equivalents	(12,739)	4,355	(11,769)
Cash and cash equivalents at beginning of year	16,516	12,161	23,930
Cash and cash equivalents at end of year	$3,777	16,516	12,161
Supplemental disclosures:
Cash paid during the year for:
Interest	$1,372	1,242	1,185
Income taxes	308	350	346

Noncash items:
Net change in unrealized gains on securities available for sale, net of taxes of $30 for 2004, $106 for 2003, and $8 for 2002	$(46)	(174)	3
Issuance of stock dividend	496	280	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was organized as the holding company for the Bank, in connection with the reorganization approved by the Bank’s shareholders at the annual meeting on June 12, 2002. As a bank holding company registered under the Bank Holding Company Act of 1956, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the FRB). The Bank is a national bank whose deposits are insured by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC). The Company’s operations and those of the Bank are subject to supervision and regulation by FRB, the FDIC, and the Office of the Comptroller of the Currency (OCC). The principal activity of the Bank is to provide its local communities with general commercial and retail banking services. The Bank is managed as one business segment.

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

(e)        Securities Available for Sale

Securities not classified as held to maturity are classified as available for sale and are stated at fair value. Unrealized gains and losses are excluded from earnings and are reported as accumulated other comprehensive (loss) income, net of tax, a separate component of shareholders’ equity, until realized. Gains and losses are determined using the specific-identification method and are accounted for on a trade-date basis.

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

Loans are reported as nonaccrual if they are past due as to principal or interest payments for a period of 90 days or more. Exceptions may be made if a loan is deemed by management to be well collateralized and in the process of collection. Loans that are on a current payment status may also be classified as nonaccrual if there is serious doubt as to the borrower’s ability to continue interest or principal payments. When a loan is placed in the nonaccrual category, interest accruals cease and uncollected accrued interest receivable is reversed and charged against current interest income. Nonaccrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. For purposes of applying the measurement criteria for impaired loans, the Bank excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100,000. The recognition of interest income on impaired loans is the same as for nonaccrual loans discussed above.

(h)       Allowance for Loan Losses

The allowance for loan losses reflects management’s best estimate of losses, both known and inherent, in the existing loan portfolio. Management uses significant estimates to determine the allowance for loan losses. Management’s estimates consider such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. The provision for loan losses charged to operating expenses represents the amount necessary to maintain an appropriate allowance. Loan losses are charged directly against the allowance for loan losses when loans are determined to be uncollectible. Recoveries on previously charged-off loans are added to the allowance when received.

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

(j)        Other Real Estate Owned

Other real estate owned would be comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of properties are capitalized, while expenses related to the operation and maintenance of properties are expensed as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Bank had no real estate owned at December 31, 2004 and 2003.

(k)       Earnings Per Share

Basic earnings per share is calculated as net income divided by the weighted average number of shares outstanding. Dilutive earnings per share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices. Share and per-share data for all periods presented have been restated to reflect the 10% stock dividend paid on January 15, 2002, the 5% stock dividend paid on April 15, 2003, and the 5% stock dividend paid on April 15, 2004.

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

(m)      Stock Options

As of December 31, 2004, the Company had four stock-based compensation plans, which are described more fully in note 19. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands, except per-share amounts).

	Net income	Basic earnings per share	Dilutive earnings per share
2004:
As reported	$625	0.31	0.31
Compensation expense	(339)	(0.17)	(0.17)
Pro forma	$286	0.14	0.14
2003:
As reported	$500	0.35	0.35
Compensation expense	(102)	(0.07)	(0.07)
Pro forma	$398	0.28	0.28
2002:
As reported	$495	0.44	0.43
Compensation expense	(44)	(0.04)	(0.04)
Pro forma	$451	0.40	0.39

(n)       Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised FASB Interpretation No. 46, Consolidated of Variable Interest Entities (FIN 46R). This interpretation addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FIN 46, Consolidated of Variable Interest Entities, which was originally issued in January 2003. FIN 46R will be applied to variable interest entities created after December 15, 2003.

Accounting for Temporary Impairment and Its Application to Certain Investments

In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The requirements apply to investments in debt and marketable equity securities that are accounted under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investments by not-for-profit entities accounted for under SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and the requirements apply only to annual financial statements. The additional disclosures required by EITF Issue No. 03-1 include the following items: the amount of unrealized losses and related fair market values of investment securities, the nature of the investment securities, the number of investment securities that are in an unrealized loss position, the severity and duration of the impairments, the cause of impairments, and a conclusion as to whether any of the unrealized losses represent an other-than-temporary impairment. As a result of the implementation of EITF Issue No. 03-1, the Company’s disclosures related to investment securities have been modified.

Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1

In September 2004, the EITF issued FASB Staff Position (FSP) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The proposed FSP would provide implementation guidance with respect to debit securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue No. 03-1. The Board has directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 to 20 of EITF Issue No. 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 to 20 of EITF Issue No. 03-1 will be superseded concurrent with the final issuance of proposed FSP EITF Issue No. 03-1-a, Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-1 remains effective. The Company will evaluate any potential impact of this revised proposed FSP when it is available.

Share-Based Payment, an Amendment of FASB Statements No. 123 and 95

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, requiring companies to recognize expense on the grant date for the fair value of stock options and other equity-based compensation issued to employees and nonemployees. All public companies must use either the modified prospective or the modified retrospective transition method. The Company will adopt SFAS No. 123R on January 1, 2006. The Company is currently evaluating the potential impact of SFAS No. 123R.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired

Loans. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity. The Company will adopt SOP 03-3 for any pools of loans purchased after December 31, 2004.

(3)       Common Stock Offering

On December 20, 2002, the Company completed its 2002 public offering of units of common stock and warrants. In the offering, the Company sold 254,399 units at an offering price of $8.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase an additional share of common stock during the next three years at a purchase price of $9.60 per share. After giving effect to the 5% stock dividend paid in April 2003 and the 5% stock dividend paid in April 2004, the Company issued in this offering 280,475 shares of common stock and warrants to acquire 280,475 shares of common stock at an exercise price of $8.71 per share. The Company raised net proceeds of $1.93 million in the offering. These proceeds were used to fund, among other things, the continued growth of the Bank, including the establishment of additional branches.

On April 26, 2004, the Company completed its 2004 offering of common stock. In the offering, the Company sold, through Ryan Beck & Co., Inc. as underwriter, 828,000 shares at an offering price of $10 per share. Net proceeds were $7.2 million. The proceeds are being used to fund, among other things, the continued growth of the Bank, including the establishment of additional branches.

(4)       Common Stock Dividends

On November 19, 2003, the Company declared a 5% stock dividend to all shareholders of record as of April 1, 2004 payable on April 15, 2004.

On April 15, 2003, the Company paid a 5% stock dividend to all shareholders of record as of April 1, 2003. On January 15, 2002, the Company paid a 10% stock dividend to all shareholders of record as of January 2, 2002. The number of shares and earnings-per-share amounts were restated to reflect the stock dividends paid on January 15, 2002, April 15, 2003, and April 15, 2004 as of the earliest date presented herein.

(5)       Cash and Due from Banks

The Bank is required to maintain certain daily average reserve balances in accordance with FRB requirements. At December 31, 2004 and 2003, the FRB reserve requirement was $1,382,000 and $1,444,000, respectively.

In addition, the Bank was required to maintain $200,000 in cash reserves at its correspondent banks at December 31, 2004 and 2003.

(6)       Investment Securities

A comparison of amortized cost and approximate fair value of investment securities held to maturity and securities available for sale at December 31, 2004 and 2003 is as follows (in thousands):

	2004
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Investments held to maturity:
Municipal securities	$16,860	—	(6)	16,854
Total	$16,860	—	(6)	16,854
Securities available for sale:
U.S. government securities	$22,131	11	(215)	21,927
Mortgage-backed securities	14,266	57	(50)	14,273
Equity securities	486	—	—	486
Total	$36,883	68	(265)	36,686

	2003
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Investments held to maturity:
Municipal securities	$5,808	—	(12)	5,796
Total	$5,808	—	(12)	5,796
Securities available for sale:
U.S. government securities	$18,536	54	(111)	18,479
Mortgage-backed securities	9,265	13	(78)	9,200
Equity securities	306	—	—	306
Total	$28,107	67	(189)	27,985

The scheduled maturities of investments held to maturity and securities available for sale at December 31, 2004 are as follows (in thousands):

	Investments held to maturity		Securities available for sale
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due in one year or less	$16,860	16,854	2,000	1,988
Due after one year up to five years	—	—	21,740	21,538
Due after five years up to ten years	—	—	5,969	5,980
Due after ten years	—	—	6,688	6,694
Equity securities	—	—	486	486
Total	$16,860	16,854	36,883	36,686

Proceeds from sales of securities available for sale totaled $1,954,000 and $2,203,000 during 2004 and 2003, respectively. Gross gains realized from the sale of securities available for sale totaled $15,000 and $4,000 for the years ended December 31, 2004 and 2003, respectively. There were no losses realized on sales of securities in 2004 and 2003.

At December 31, 2004, the Company pledged $35,134,000 in investment securities as collateral for uninsured municipal deposits, uninsured deposits underlying retail repurchase agreements, and a secured line of credit with a commercial bank.

The Bank is required to maintain an investment in Federal Reserve Bank stock. The amount of this stock requirement is based on Bank capital. The Bank had $446,000 and $266,000 in Federal Reserve Bank stock at December 31, 2004 and 2003, respectively.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2004 are as follows (in thousands):

	Less than 12 months		Over 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Investments held to maturity:
Municipal securities	$1,355	(6)	—	—	1,355	(6)
Total	1,355	(6)	—	—	1,355	(6)
Securities available for sale:
U.S. government securities	15,592	(159)	2,444	(56)	18,036	(215)
Mortgage-backed securities	5,934	(39)	1,303	(11)	7,237	(50)
Total	21,526	(198)	3,747	(67)	25,273	(265)
Total temporarily impaired investments	$22,881	(204)	3,747	(67)	26,628	(271)

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by the Company. The temporary impairment of fixed-rate investments is likely to continue in a rising interest rate environment.

All temporarily impaired investments are bank qualified investments. There has been no significant change in the credit quality of issuers since the securities were purchased.

(7)       Loans Receivable

Loans receivable consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Commercial	$16,191	16,953
Real estate – commercial	34,850	27,227
Real estate – residential	20,010	16,512
Construction	3,446	2,884
Consumer	2,782	2,853
	77,279	66,429
Less allowance for loan losses	(971)	(768)
Deferred loan costs	111	121
Loans receivable, net	$76,419	65,782

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2004, the loans-to-one-borrower limitation was $2,628,000; this excludes an additional 10% of adjusted capital funds or $1,752,000, which may be loaned if collateralized by readily marketable securities as defined by regulations. At December 31, 2004, there are no loans outstanding or committed to any one borrower that individually or in the aggregate exceeds that limit.

The Bank lends primarily to customers in its local market area. Most loans are mortgage loans. Mortgage loans include loans secured by commercial and residential real estate and construction loans. Accordingly, lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2004 and 2003, mortgage loans totaled $58,306,000 and $46,623,000, respectively. Mortgage loans represent 75.4% and 70.2% of total gross loans at December 31, 2004 and 2003, respectively.

During the year, the Bank had a $60,000 nonaccruing loan that has since returned to an accruing status. The Bank had one nonaccruing loan at December 31, 2004 in the amount of $24,000. The Bank did not have any nonaccrual or impaired loans at or during the year ended December 31, 2003.

The following is a summary of the activity of the allowance for loan losses (in thousands):

	2004	2003	2002
Balance, beginning of year	$768	576	335
Provision for loan losses	218	225	275
Charge-offs, net	(15)	(33)	(34)
Balance, end of year	$971	768	576

(8)       Premises and Equipment, Net

Premises and equipment at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Furniture and equipment	$650	505
Building and land	374	374
Leasehold improvements	353	335
	1,377	1,214

Accumulated depreciation and amortization	(428)	(279)
Premises and equipment, net	$949	935

Depreciation expense was $152,000, $113,000, and $90,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company leases its main office and operations center, both of which are located in Collingswood, New Jersey. The Company owns its branch located in Westville, New Jersey. The Westville branch opened in January 2003.

(9)       Deposits

Deposits consist of the following major classifications at December 31, 2004 and 2003 (dollars in thousands):

	2004			2003
	Weighted		% of total	Weighted		% of total
	average rate	Amount	deposits	average rate	Amount	deposits
Interest checking	1.77%	$34,806	31.3%	1.70%	$37,311	35.8
Noninterest checking	—	22,092	19.9	—	20,406	19.6
Money market	0.85	18,084	16.3	0.50	15,121	14.5
Savings	0.48	6,743	6.0	0.38	5,253	5.0
Certificates of deposit	2.50	29,461	26.5	2.35	26,232	25.1
Total	1.38%	$111,186	100.0%	1.29%	$104,323	100.0%

The Bank has a concentration of deposits from local municipalities. Municipal deposits, which are mostly interest checking accounts, were $26,916,000 or 24.2% of total deposits at December 31, 2004 and $29,453,000 or 28.2% of total deposits at December 31, 2003. Municipal deposit accounts in excess of $100,000 are collateralized by investment securities with a carrying value of $24,295,000 at December 31, 2004.

Certificates of deposit accounts of $100,000 and over totaled $19,557,000 and $16,884,000 at December 31, 2004 and 2003, respectively.

Interest expense on deposits consisted of the following for the year ended December 31, 2004, 2003, and 2002 (dollars in thousands):

	2004	2003	2002
Interest checking	$547	531	427
Money market	100	97	192
Savings	19	31	38
Certificates of deposit	682	544	425
Interest expense on deposits	$1,348	1,203	1,082

The following is a schedule of certificates of deposit by maturities as of December 31, 2004 (in thousands):

Year ended December 31:
2005	$24,084
2006	1,688
2007	3,598
2008	91
Total	$29,461

(10)         Borrowing Availability

At December 31, 2004, the Bank had a secured line of credit with First Tennessee Bank in the aggregate amount of $2.4 million, and an unsecured line of credit with Atlantic Central Bankers Bank in the aggregate amount of $5 million. At December 31, 2004, the Bank had $2,870,000 outstanding against its lines of credit. The Bank had borrowed funds outstanding for seventeen days in 2004. The amounts outstanding ranged from $670,000 to $6,849,000. Total outstanding loans averaged $105,000 for the year ended December 31, 2004. At December 31, 2003, the Bank had no balances outstanding against its lines of credit. The Bank had borrowed funds outstanding for 12 days in 2003. The amounts outstanding ranged from $140,000 to $2,823,000. Total outstanding loans averaged $35,000 for the year ended December 31, 2003.

In addition, the Bank sold securities under agreements to repurchase as a short-term funding source. As of December 31, 2004 and 2003, the Bank had $4,276,000 and $4,087,000, respectively, of securities sold under agreements to repurchase. As of December 31, 2004, these repurchase agreements had fixed rates ranging from 0.5% to 2% and terms ranging from 3 days to 144 days. The underlying securities for the repurchase agreements were U.S. government securities and mortgage-backed securities with an aggregate book value of $7,897,000 and $6,294,000 as of December 31, 2004 and 2003, respectively.

(11)         Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for the years ended December 31, 2004, 2003, and 2002 (dollars in thousands, except per-share data):

	Net income	Weighted average number of shares outstanding	Per-share amount
2004:
Basic earnings per share	$625	1,987,008	$0.31
Effect of dilutive stock equivalents	—	58,002	—
Diluted earnings per share	$625	2,045,010	$0.31
2003:
Basic earnings per share	$500	1,411,529	$0.35
Effect of dilutive stock equivalents	—	34,805	—
Diluted earnings per share	$500	1,446,334	$0.35
2002:
Basic earnings per share	$495	1,139,076	$0.44
Effect of dilutive stock equivalents	—	4,136	(0.01)
Diluted earnings per share	$495	1,143,212	$0.43

Earnings per share is calculated on the basis of weighted average number of shares outstanding. Options to purchase 136,680, 79,380, and 52,440 shares of common stock were outstanding at December 31, 2004, 2003, and 2002, respectively. Warrants to purchase 364,981, 373,805, and 377,499 shares of common stock were outstanding at December 31, 2004, 2003, and 2002, respectively. Options and warrants, to the extent dilutive, were included in the denominator in the computation of earnings per diluted share. Options to purchase 48,300, 0, and 30,602 shares were antidilutive for 2004, 2003, and 2002, respectively, and, therefore, excluded from the calculation of earnings per diluted common share. Warrants to purchase 0, 97,023, and 377,499 shares were antidilutive for 2004, 2003, and 2002, respectively.

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

The estimated fair value of the Company’s financial instruments at December 31, 2004 and 2003 was as follows (in thousands):

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$3,777	3,777	16,516	16,516
Investments held to maturity	16,860	16,854	5,808	5,796
Investments available for sale	36,686	36,686	27,985	27,985
Mortgages held for sale	240	240	281	281
Loans receivable, net	76,419	76,194	65,782	65,638
Accrued interest receivable	510	510	373	373
Total financial assets	$134,492	134,261	116,745	116,589
Financial liabilities:
Demand deposits	$56,898	56,898	57,717	57,717
Money market deposits	18,084	18,084	15,121	15,121
Savings deposits	6,743	6,743	5,253	5,253
Certificates of deposit	29,461	29,751	26,232	26,609
Short-term borrowings	7,146	7,145	4,087	4,087
Accrued interest payable	8	8	8	8
Total financial liabilities	$118,340	118,629	108,418	108,795

	Notional amount		Notional amount
Off-balance-sheet instruments:
Commitments to extend credit	$10,073	—	8,319	—

(13)         Income Taxes

Total income tax expense (benefit) was allocated for the years ended December 31, 2004, 2003, and 2002, as follows (in thousands):

	2004	2003	2002
Income before income taxes	$384	335	329
Shareholders’ equity for unrealized gain (loss) on securities available for sale	(30)	(106)	(8)
	$354	229	321

Income tax expense (benefit) consisted of the following for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
Federal:
Current	$277	267	268
Deferred	10	(13)	(16)
	287	254	252
State:
Current	96	83	80
Deferred	1	(2)	(3)
	97	81	77
Total	$384	335	329

The following is a reconciliation between expected tax expense at the statutory rate of 34% and actual tax expense (in thousands):

	2004	2003	2002
At federal statutory rate	$343	284	280
Adjustments resulting from:
State tax, net of federal benefit	62	55	52
Tax-exempt interest income	(31)	(13)	(3)
Other	10	9	—
Total	$384	335	329

Significant deferred tax assets and liabilities of the Bank at December 31, 2004 and 2003 are as follows (dollars in thousands):

	2004	2003
Deferred tax assets:
Organization costs	$15	42
Book bad debt reserves – loans	378	296
Unrealized losses on securities available for sale	79	49
Total gross deferred tax assets	472	387
Deferred tax liabilities:
Depreciation	(24)	(4)
Deferred loan costs	(80)	(77)
Unrealized gains on securities available for sale	—	—
Prepaid expenses	(48)	(5)
Total gross deferred tax liabilities	(152)	(86)
Net deferred tax asset	$320	301

The realizability of deferred tax assets is dependent upon various factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies.

Based upon these and other factors, management has determined that it is more likely than not that the Company will realize the benefits of deferred tax assets that exist at December 31, 2004.

(14)         Properties

The Bank operates from its main office in Collingswood, New Jersey, and its Westville, New Jersey branch office. In addition, the Bank maintains an operations center in Collingswood, New Jersey.

The Westville branch location was purchased on August 30, 2002. Subsequent to regulatory approval and renovation, this new branch opened in January 2003.

The main office and operations center are leased. The main office lease expires in December 2009 with options to renew for two additional five-year terms. The operations center lease expires in February 2006.

Future minimum payments under leases are summarized as follows (dollars in thousands):

2005	$110
2006	60
2007	50
2008	50
2009	50
Thereafter	—
$320

Total rent expense was $93,000, $76,000, and $62,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

Commitments issued to potential borrowers of the Bank at December 31, 2004 and 2003 were as follows (dollars in thousands):

	2004	2003
Fixed-rate commitments	$488	444
Variable/adjustable-rate commitments	9,585	7,875
Total	$10,073	8,319

(b)       Legal Proceedings

At December 31, 2004, the Company was neither engaged in any existing nor aware of any pending legal proceedings. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

(17)         Related-Party Transactions

The Bank routinely enters into transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties was $1,531,000 and $1,443,000 at December 31, 2004 and 2003, respectively. During 2004 and 2003, new loans and credit line advances to such related parties amounted to $405,000 and $1,436,000, respectively, and repayments amounted to $317,000 and $399,000, respectively. The aggregate amount of deposits from related parties was $12,123,000 and $7,216,000 at December 31, 2004 and 2003, respectively.

The Bank engaged in certain property inspection services and branch renovations with an entity that is affiliated with a director of the Bank. Such aggregate services amounted to fees of $19,000, $86,000, and $110,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The majority of these fees were capitalized as premises and equipment. The Bank engages a law firm that is affiliated with a director of the Bank for certain debt collection services. Total fees for such services amounted to $16,000, $9,000, and $7,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In management’s opinion, the terms of the services provided were substantially equivalent to that which would have been obtained from unaffiliated parties.

(18)         Dividend Policy

(a)       Company

The Company has not paid a cash dividend since its inception in June 2000. Any payment of cash dividends to our shareholders would be dependent on the payment of a cash dividend from the Bank to the Company. The payment of cash dividends by the Bank to the Company is limited under federal banking law. The Company’s future dividend policy is subject to the discretion of its board of directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the board of directors out of funds legally available for that purpose.

(b)       Bank

The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position, and is limited by federal law, regulations, and policies. As a national bank subject to the regulations of the OCC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts.

In addition, the OCC is authorized to determine under certain circumstances relating to the financial condition of a national bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that depletes a bank’s capital base could be deemed to constitute such an unsafe or unsound practice.

(19)         Stock Option Plans and Stock Warrants

Common stock options and warrants for all periods presented herein were adjusted to reflect the 10% stock dividend paid on January 15, 2002, the 5% stock dividend paid on April 15, 2003, and the 5% stock dividend paid on April 15, 2004.

(a)           Stock Options

Two new stock option programs were adopted in April 2003.

The 2003 Employee Stock Option Plan provides up to 78,750 options for key employees. The exercise price of options granted under this program will be equal to at least the fair market value of common stock as of the grant date. Options vest over a period of time no less than 12 months as designated by the board of directors. Options expire 10 years from the grant date. In January 2004, 32,550 options were granted at an exercise price of $10.89 per share.

The 2003 Outside Director Plan provides up to 52,500 options for nonemployee directors. The exercise price of options granted under this program will be equal to at least the fair market value of common stock as of the grant date. Options become fully vested 11 months after the grant date. Options expire 10 years from the grant date. In April 2003, 7,880 options were granted at an exercise price of $8.71 per share. In January 2004, 15,750 options were granted at an exercise price of $10.89 per share. In May 2004, 9,000 options were granted at an exercise price of $9.88 per share.

The Company adopted the Bank’s Employee and Outside Director Stock Option Plans as part of the reorganization and formation of the holding company in 2002. The discussion that follows refers to these two stock option plans as the Original Employee Stock Option Plan and the Original Outside Director Stock Option Plan.

A total of 48,519 options were granted under the Original Employee Stock Option Plan. In January 2003, 11,028 options were granted at an exercise price of $7.82 per share. The exercise price of all options granted under the Original Employee Plan was equal to the fair market value of the common stock at grant date. Options vest in five equal annual installments commencing on the first anniversary of the grant and expire 10 years after the grant date. No options are available for future grants under the Original Employee Stock Option Plan. At December 31, 2004, 43,320 options were outstanding under this plan.

A total of 29,706 options were granted under the Original Outside Director Stock Option Plan. In January 2003, 8,280 options were granted at an exercise price of $7.82 per share. The exercise price of all options granted under the Original Outside

Director Plan was equal to the fair market value of the common stock at grant date. All options outstanding under the Original Outside Director Plan are fully vested. Options expire 10 years after the grant date. No options are available for future grants under the Original Outside Director Stock Option Plan. At December 31, 2004, 28,180 options were outstanding under this plan.

A summary status of the Company’s stock option plans as of December 31, 2004 and 2003, and the changes during the years then ended, is as follows:

	2004		2003
		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price
Outstanding, beginning of year	79,380	$7.93	52,440	$7.86
Granted	57,300	10.73	27,190	8.09
Exercised and forfeited	—		(250)	(9.30)
Outstanding, end of year	136,680	9.10	79,380	7.93

Options exercisable at December 31	107,234		42,416

Weighted average fair value of options granted during during the year		$6.44		$4.81

The following table summarizes all stock options outstanding and exercisable for option plans as of December 31, 2004 segmented by range of exercise prices:

	Outstanding			Exercisable
			Weighted
		Weighted	average		Weighted
		average	remaining		average
	Number	exercise	contractual	Number	exercise
	outstanding	price	life	exercisable	price
Stock options:
$6.50 – $8.00	41,151	$7.17	6.7 years	28,884	$7.04
$8.01 – $9.00	27,474	8.52	7.3 years	25,748	8.54
$9.01 – $10.00	19,755	9.56	8.2 years	4,302	9.30
$10.01 – $11.00	48,300	10.89	9.0 years	48,300	10.89
Total	136,680	9.10	7.8 years	107,234	9.22

The following table summarizes the fair value of each option grant in 2004 and 2003 using the Black-Scholes pricing model and the significant assumptions used therein.

Grant date	Option plan	Exercise price	Fair value per option	Risk-free rate	Cash dividends	Expected life	Expected volatility
May 2004	Director	$9.88	4.30	4.79%	none	10 years	19%
Jan 2004	Employee	10.89	6.84	4.38	none	10 years	46
Jan 2004	Director	10.89	6.84	4.38	none	10 years	46
Apr 2003	Director	8.71	5.36	4.01	none	10 years	45
Jan 2003	Employee	7.82	4.59	4.15	none	10 years	41
Jan 2003	Director	7.82	4.59	4.15	none	10 years	41

(b)           Stock Warrants

Stock warrants were issued on two separate occasions.

In connection with the Bank’s initial stock offering in 2000, the Bank issued warrants to purchase 97,023 shares of the Bank’s common stock at $9.57 per share. These warrants expire in June 2005. All 97,023 of these warrants are outstanding at December 31, 2004.

In connection with the Company’s public stock offering in December 2002, the Company issued 280,475 units. Each unit consisted of one share of common stock, no par value, and one warrant to purchase one share of common stock at an exercise price of $8.71. The warrants expire in December 2005. During 2003, 3,694 of these warrants were exercised. During 2004, 8,823 of these warrants were exercised. The remaining 267,958 warrants are outstanding at December 31, 2004.

(20)         Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios at December 31, 2004 and 2003 are presented in the following table (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004:
Total capital (to risk-weighted assets)	$17,181	20.28%	$6,777	8%	$8,472	10%
Tier I capital (to risk-weighted assets)	16,210	19.13	3,389	4	5,083	6
Tier I capital (to average assets)	16,210	11.56	5,609	4	7,011	5

At December 31, 2003:
Total capital (to risk-weighted assets)	$10,332	14.60%	$5,660	8%	$7,075	10%
Tier I capital (to risk-weighted assets)	9,564	13.52	2,830	4	4,245	6
Tier I capital (to average assets)	9,564	8.73	4,383	4	5,479	5

(21)         Parent Company Financial Information

A summary of the statements of financial condition at December 31, 2004 and 2003 follows (dollars in thousands):

	2004	2003
Assets
Cash in subsidiary	$1,281	43
Investment in subsidiary	16,091	9,490
Deferred tax asset	25	14
Other assets	2	5
Total assets	$17,399	9,552
Liabilities and Shareholders’ Equity
Payable to subsidiary	$—	1
Shareholders’ equity	17,399	9,551
Total liabilities and stockholders’ equity	$17,399	9,552

A summary of the statements of operations for the years ended December 31, 2004 and 2003 follows (dollars in thousands):

	2004	2003	2002
Equity income from subsidiary	$646	515	256

Other expenses:
Organizing expense	—	—	9
Other operating expenses	32	24	3
Total other expenses	32	24	12
Income before income tax benefit	614	491	244
Income tax benefit	(11)	(9)	(4)
Net income	$625	500	248

A summary of the statements of cash flows for the years ended December 31, 2004 and 2003 follows (dollars in thousands):

	2004	2003	2002
Cash flows from operating activities:
Net income	$625	500	248
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income from subsidiary	(646)	(516)	(256)
Increase in deferred tax assets	(11)	(10)	(4)
(Decrease) increase in payable to subsidiary	(1)	1	—
Decrease (increase) in other assets	3	(5)	—
Total adjustments	(655)	(530)	(260)
Net cash used in operating activities	(30)	(30)	(12)

Cash flows from investing activities:
Investment in subsidiary	(6,001)	—	(1,873)
Net cash used in investing activities	(6,001)	—	(1,873)

Cash flows from financing activities:
Issuance of common stock, net	7,269	23	1,935
Net cash provided by financing activities	7,269	23	1,935
Net increase (decrease) in cash and cash equivalents	1,238	(7)	50

Cash and cash equivalents at beginning of period	43	50	—
Cash and cash equivalents at end of period	$1,281	43	50

Noncash items:
Net change in unrealized gains on securities available for sale, net of taxes of $30 for 2004 and $106 for 2003	$(46)	(174)	3

(22)         Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related tax benefits are as follows for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	2004
	Before-tax	Tax benefit	Net-of-tax
	amount	(expense)	amount
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the year	$(61)	24	(37)
Less reclassification adjustment for gains included in net income	(15)	6	(9)
Other comprehensive loss	$(76)	30	(46)

	2003
	Before-tax	Tax benefit	Net-of-tax
	amount	(expense)	amount
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the year	$(276)	104	(172)
Less reclassification adjustment for gains included in net income	(4)	2	(2)
Other comprehensive loss	$(280)	106	(174)

	2002
	Before-tax	Tax benefit	Net-of-tax
	amount	(expense)	amount
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the year	$19	(2)	17
Less reclassification adjustment for gains included in net income	(24)	10	(14)
Other comprehensive income	$(5)	8	3

ITEM 8.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.       Controls and Procedures

1st Colonial, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of 1st Colonial’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, 1st Colonial’s Chief Executive Officer and Chief Financial Officer concluded that 1st Colonial’s disclosure controls and procedures are effective. There were no significant changes to 1st Colonial’s disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B.       Other Information

None.

PART III

ITEM 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Board of Directors

The table set forth below contains information concerning our board of directors, including their principal occupations or employment during the past five years and their ages.

Name	Age	Director Since(1)

LINDA M. ROHRER Since 1985, Ms. Rohrer has owned and served as the President of Rohrer and Sayers Real Estate, a commercial and residential real estate sales company. Ms. Rohrer served as a director of Community National Bank of New Jersey from October 1988 to May 1996.	57	2000

GERARD M. BANMILLER Mr. Banmiller has been President and Chief Executive Officer of the Bank since its opening in June 2000. From October 1999 to June 2000, Mr. Banmiller organized the Bank on a full-time basis. He served as a Regional President of Hudson United Bank from August 1998 until September 1999. He served as a director and President of Community National Bank of New Jersey from its formation in 1987 until its acquisition by Hudson United Bank in August 1998.	57	2000

MARY R. BURKE Since July 1993, Ms. Burke has owned and served as the President and Treasurer of Standardized Test Scoring Co., Inc., an independent test scoring and reporting company, and S-Tests Assessments, Inc., which assesses, develops, tests and evaluates the testing methods of school districts. From August 2003 to June 2004, she served as the principal of St. Rose of Lima School in Haddon Heights, New Jersey. From January 2003 to June 2003, she served as the principal of Christ the King Regional School in Haddonfield, New Jersey.	52	2002

Name	Age	Director Since(1)

THOMAS A. CLARK, III Mr. Clark is a practicing attorney. Since 1992, he has been a shareholder, officer and director of the law firm of Cureton Caplan, P.C.	51	2000

LETITIA G. COLOMBI Since May 2001, Ms. Colombi has served as the Mayor of the Borough of Haddonfield, New Jersey, and since 1985, she has been a Borough Commissioner and the Director of Public Works for Haddonfield. From August 1998 until April 2000, she served as a member of an advisory board at Hudson United Bank. Ms. Colombi served as a director of Community National Bank of New Jersey from October 1988 to August 1998.	60	2000

GERALD J. DEFELICIS Since 1984, Mr. DeFelicis has been retired, having served from 1945 to 1984 with Sun Company, Inc., where he held the position of Manager of Systems Policy and Strategic Facilities. From August 1998 to April 2000, Mr. DeFelicis served as a member of an advisory board at Hudson United Bank. Mr. DeFelicis served as a director of Community National Bank of New Jersey from 1987 to August 1998.	78	2000

JOHN J. DONNELLY IV Since 1998, Mr. Donnelly has served as President of J.J. Donnelly Inc., a general contractor in the commercial construction industry. From 1992 to 1998, Mr. Donnelly served as President of John J. Donnelly Inc.	50	2001

EDUARDO F. ENRIQUEZ Since 1994, Dr. Enriquez has been self-employed as a Doctor of Medicine. Since 1997, he has been a member of the Physicians Counsel to the Board of Trustees of Virtua Health Systems.	47	2000

MICHAEL C. HAYDINGER From 1994 to the present, Mr. Haydinger has served as the Controller of First Montgomery Group, a real estate management and construction firm in Marlton, New Jersey.	35	2002

Name	Age	Director Since(1)

HARRISON MELSTEIN Mr. Melstein is retired. From 1985 to 2002, he was a registered pharmacist and owned and operated Ames Drug Store in Collingswood, New Jersey.	62	2002

STANLEY H. MOLOTSKY Mr. Molotsky is a counselor in financial matters. Since 1988, Mr. Molotsky has been the owner and operator of SHM Financial Group, a financial counseling firm.	69	2000

(1)     Includes service as a director of the Bank.

Executive Officers

The following table identifies our current executive officers.

Name	Age	Capacities in Which Served	In Current Positions Since
Gerard M. Banmiller	57	President and Chief Executive Officer of 1st Colonial and the Bank	2000
James E. Strangfeld	58	Executive Vice President of 1st Colonial and Executive Vice President and Senior Loan Officer the Bank	2000
Robert C. Faix	58	Senior Vice President and Chief Financial Officer of 1st Colonial and the Bank	2001

Gerard M. Banmiller.  Mr. Banmiller is the President and Chief Executive Officer of 1st Colonial and the Bank.  He is also a director.  Please see “Board of Directors” above for more information regarding Mr. Banmiller.

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

Robert C. Faix.  Mr. Faix serves as Senior Vice President and Chief Financial Officer of 1st Colonial and the Bank.  From June 2000 until being engaged by the Bank in May 2001, Mr. Faix served as the Senior Vice President and Chief Financial Officer of Crusader Holding Corp., the holding company for Crusader Savings Bank. From July 1999 through June 2000, Mr. Faix served as Senior Vice President and Chief Financial Officer for the Student Finance Corp., a sub prime student lender located in Newark, Delaware.  From June 1998 through June 1999, Mr. Faix served as the Vice President and Controller of Keystone Bank, N.A., a commercial bank located in Horsham, Pennsylvania.  From May 1995 through June 1998, Mr. Faix served as the Senior Vice President and Chief Financial Officer of American Heritage FCU, a credit union located in Philadelphia, Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the directors and officers of any issuer having any class of equity securities registered under Section 12 of the Exchange Act, and any persons owning ten percent or more of such class of equity securities, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the “SEC”).  The Common Stock of 1st Colonial is not registered under Section 12 of the Exchange Act.  Therefore, 1st Colonial’s directors, officers and 10% shareholders are not subject to the requirements of Section 16(a).

Code of Ethics

1st Colonial has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  1st Colonial’s wholly owned subsidiary, 1st Colonial National Bank, has a Conflicts of Interest and Business Ethics Policy that applies to all officers and employees of the Bank.  This policy covers (i) disqualification arising from a conflict of interest; (ii) the receipt of gifts, entertainment and favors; (iii) outside employment with another for-profit business, (iv) improper use of Bank information, and (v) consequences of ethics violation.  Because the sole material asset of 1st Colonial is the common stock of the Bank, and because 1st Colonial’s principal executive officer, principal financial officer and principal accounting officer are the principal executive officer, principal financial officer and principal accounting officer of the Bank, 1st Colonial did not believe it was necessary or desirable to prepare and adopt a its own separate code of ethics.

Audit Committee; Audit Committee Financial Expert

The Board of Directors of 1st Colonial Bancorp has a standing audit committee.  The primary duties and responsibilities of 1st Colonial Bancorp’s audit committee are to:

•      Oversee that management maintains the reliability and integrity of the accounting policies and financial reporting and disclosure practices of 1st Colonial Bancorp;

•      Oversee that management establishes and maintains processes to assure that an adequate system of internal controls is functioning within 1st Colonial Bancorp; and

•      Oversee that management establishes and maintains processes to assure compliance by 1st Colonial Bancorp with all applicable laws, regulations and corporate policy.

In connection with these duties, the audit committee is responsible for the appointment, compensation, oversight and termination of our independent auditors.  The audit committee is responsible also for, among other things, reporting to the 1st Colonial Bancorp Board of Directors on the results of the annual audit, and reviewing the financial statements and related financial and non-financial disclosures included in our earnings releases, Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB.  The audit committee is also responsible for receiving and responding to complaints and concerns relating to accounting and auditing matters.  The audit committee has a charter in place that has been adopted by the Board of Directors.

In 2004, prior to the 2004 Annual Meeting of Shareholders in June 2004, the audit committee was comprised of Mary Burke, Eduardo Enriquez, Michael Haydinger, Stanley Molotsky and Linda Rohrer.  The

current members of the audit committee are Mary Burke, Gerald DeFelicis, Eduardo Enriquez and Linda Rohrer.  Each member is “independent,” as defined by the rules of the National Association of Securities Dealers (NASD).  During the year ended December 31, 2004, the 1st Colonial Bancorp audit committee met four (4) times.

1st Colonial’s board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.  The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.”  Further, like many small companies, it is difficult for 1st Colonial to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

ITEM 10.   Executive Compensation.

Our executive officers do not receive any compensation for serving as officers of 1st Colonial Bancorp.  The following table sets forth the compensation paid, during the each of the years in the three-year period ended December 31, 2004, by the Bank to our Chief Executive Officer and any other executive officer who received cash compensation exceeding $100,000 during year ended December 31, 2004:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)

Gerard M. Banmiller	2004	$159,120	$10,000	$25,206
President and Chief	2003	153,258	10,000	24,383
Executive Officer	2002	137,500	16,000	21,204

James E. Strangfeld	2004	$132,600	$8,500	$3,890
Executive Vice	2003	127,758	8,500	3,888
President	2002	115,000	14,000	3,883

Robert C. Faix	2004	$100,776	$6,500	$12,399
Senior Vice President	2003	97,132	6,500	11,719
and Chief Financial Officer	2002	92,500	3,000	8,079

(1)           Consists of an automobile expense allowance, life, health, automobile and long-term disability insurance annual premiums, and club membership dues.

Employment Agreements

Gerard M. Banmiller, the President, Chief Executive Officer and a director of 1st Colonial Bancorp and the Bank, has an employment agreement with the Bank.  The Bank’s obligations under this agreement are guaranteed by 1st Colonial Bancorp.  This agreement has an initial three-year term and provides for annual one-year extensions on each anniversary of June 29, 2000, the date the Bank received regulatory authority to open for business, unless the Bank or Mr. Banmiller gives prior written notice of nonrenewal to the other party.  Under this agreement, Mr. Banmiller is entitled to receive an annual base salary of not less than $100,000. Except for a reduction which is proportionate to a company-wide reduction in executive pay, the annual base salary paid to Mr. Banmiller in any period cannot be less than the annual base salary paid to him in any prior period.

Under his agreement, Mr. Banmiller is entitled to participate in any incentive compensation and employee benefit plans that the Bank maintains.  He also is entitled to participate in and enjoy any other plans and arrangements which provide for sick leave, vacation, sabbatical, or personal days, club memberships and dues, education payment or reimbursement, business-related seminars, and similar fringe benefits provided to or for the executive officers of the bank from time to time.  He also is entitled to be reimbursed for amounts he pays as lease or loan payments due with respect to the lease or purchase of his automobile, up to and not to exceed an amount equal to $700.00 per month.

In the event the Bank terminates Mr. Banmiller’s employment for “Cause” as defined in his agreement, he will be entitled to receive his accrued but unpaid base salary and an amount for all accumulated but unused vacation time earned through the date of his termination.

In the event the Bank terminates Mr. Banmiller’s employment without Cause, he will be entitled to receive, during the remaining term of his agreement, an annual amount equal to the greater of (i) his highest base salary received during one of the two years immediately preceding the year in which he is terminated, or (ii) his base salary in effect immediately prior to his termination.  In addition, during the remaining term of his agreement, Mr. Banmiller will annually be entitled to (i) an amount equal to the higher of the aggregate bonuses paid to him in one of the two years immediately preceding the year in which he is terminated and (ii) an amount equal to the sum of the highest annual contribution made on his behalf (other than his own salary reduction contributions) to any tax qualified and non-qualified defined contribution plans maintained by the Bank in the year in which he is terminated or in one of the two years immediately preceding such year.  Mr. Banmiller will also be entitled to certain retirement, health and welfare benefits.

In the event Mr. Banmiller terminates his employment with the Bank for “Good Reason,” as defined in his agreement, he will be entitled to receive the same annual amounts and benefits he would be entitled to receive if he was terminated without Cause, but for a period of three years from the date of termination of employment.  In the event Mr. Banmiller terminates his employment with the Bank without Good Reason, he will be entitled to receive his accrued but unpaid base salary until the date of termination and an amount for all accumulated but unused vacation time through the date of the termination of his employment.  In the event of Mr. Banmiller’s death or disability during the term of his employment, he and his eligible dependents or his spouse and her eligible dependents, as the case may be, will be entitled to receive the same annual amounts and benefits Mr. Banmiller would be entitled to receive if he was terminated without Cause, but only for a period of one year from the date of termination of employment.  They will also be entitled to certain health and welfare benefits.

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

The employment agreement further provides that in the event Mr. Banmiller’s employment is terminated for any reason or he voluntarily terminates his employment, he may not, for a period of 12 months after the date of termination, without the prior written consent of the Bank’s Board of Directors, become an officer, director or a shareholder or equity owner of 4.9% or more of any entity engaged in the banking, lending, asset management, mutual fund, financial planning or investment security business within the New Jersey Counties of Camden, Gloucester, Burlington, Salem, Atlantic, Cape May or Cumberland, or any other county in which the Bank has an office.  In addition, during his employment and for a period of 12 months following the termination of his employment, except following a change in control of the Bank, Mr. Banmiller may not solicit, endeavor to entice away from the Bank, its subsidiaries or affiliates, or otherwise interfere with the relationship of the Bank or its subsidiaries or affiliates with, any person who is, or was within the then most recent 12-month period, an employee or associate of the Bank or any of its subsidiaries or affiliates.

The Bank also has employment agreements with Mr. Strangfeld, its Executive Vice President and Senior Loan Officer, and Mr. Faix, its Senior Vice President and Chief Financial Officer.  These agreements are substantially identical to Mr. Banmiller’s employment agreement (including containing the covenant not to compete described above), except that they provide that (i) the executive is entitled to receive an annual base salary of at least $90,000; (ii)  the executive is not entitled to be reimbursed for any amounts he pays as lease or loan payments with respect to his automobile; (iii) in the event the Bank terminates the executive’s employment without Cause, he will be entitled to his salary and benefits as determined in the same manner as under Mr. Banmiller’s agreement, but for one year only and (iv) in the event the executive terminates his employment for “Good Reason,” he will be entitled to his salary and benefits as determined in the same manner, but for a period of (a) 18 months in the event of a termination prior to a change in control of the Bank or (b) two years in the event of a termination after a change in control of the Bank.

The Bank’s obligations under its employment agreements with Mr. Strangfeld and Mr. Faix also are guaranteed by 1st Colonial Bancorp.

Executive Compensation Program

The Bank maintains an Executive Compensation Program (the “Compensation Program”) pursuant to which the Bank pays bonuses to its key employees.  The Compensation Program is a pay-for-performance based compensation system consisting of incentives that pay key employees for the achievement of performance levels designed to increase shareholder value.  These incentives consist of annual incentives, which reward for achievement against pre-established goals and increases in shareholder value, and long-term incentives, which reward for significant increases in the value of the Bank.

The Compensation Program enables the Bank to reward those key employees whose performance increases shareholder value.  The Compensation Program also assists the Bank in its efforts to hire, retain and motivate high-quality executives who it believes can meet the immediate business challenges and improve the long-term performance of the Bank.  The Compensation Program is administered by the Compensation Committee of the Bank’s Board of Directors.  Only the president, executive vice presidents, senior vice presidents or division managers of the Bank may participate in this plan.

Under the Compensation Program, bonus awards are determined by the Compensation Committee based on a pre-determined mix of corporate and individual performance goals.  Sixty percent of the annual award is based on corporate performance.  Corporate performance is measured by the year to year percentage increase in average assets (in excess of a pre-determined hurdle rate) and the year to year percentage increase in return on average assets, each of which receives a fifty percent weighting.

The remaining forty percent of the annual award is based on individual performance using performance goals designed to reflect a balance between attainable and “stretch” objectives and that are specific to each participant.  Individual performance objectives are established at the beginning of the year based on the functions and responsibilities of each executive.  Also included in the evaluation of individual performance are goals which measure the executive’s contribution to making people-focused cultural changes at the Bank.

The total bonus pool is determined by multiplying the aggregate base salaries of the Bank’s employees who are participating in the Compensation Program by the corporate performance percentage increase, and then dividing that amount (the “Corporate Performance Dollar Bonus”) by 0.6.  The difference between the total bonus pool and the Corporate Performance Dollar Bonus is the amount eligible to be distributed to individual participants.  The individual bonus pool may or may not be distributed entirely.  The distribution of individual bonus awards for all participants except the President will be determined by a recommendation of the President that is approved by the Compensation Committee.  The Compensation Committee will determine the value of the individual performance bonus of the President.

Option Grants in Last Fiscal Year

The following table sets forth information concerning the grant of stock options during the fiscal year ended December 31, 2004 to our named executive officers.

Name	Number of Securities Underlying Options Granted(1)	Percentage of Total Options Granted to Employees in Fiscal Year(2)	Per Share Exercise or Base Price(1)(3)	Expiration Date

Gerard M. Banmiller
President and Chief
Executive Officer	12,075	37.1%	$10.89	January 2, 2014

James E. Strangfeld
Executive Vice
President	12,075	37.1%	$10.89	January 2, 2014

Robert C. Faix
Senior Vice
President and Chief
Financial Officer	7,350	22.6%	$10.89	January 2, 2014

(1)           Reflects adjustments resulting from the 5% stock dividend paid on April 15, 2004 to shareholders of record on April 1, 2004.  Options vested and became exercisable in full on January 2, 2005, the first anniversary date of grant.  If the optionee’s employment terminates due to retirement, death or disability, the optionee or his legal representative may exercise the option until the earlier of the expiration of the term of the option or three months after the termination of employment.  If the optionee’s employment is terminated for any reason except retirement, death or disability, all options terminate on the date employment is terminated, unless the Stock Option Plan Committee permits the optionee to exercise the option until the earlier of the expiration of the term of the option or three months after the termination of employment.

(2)           1st Colonial Bancorp does not have any employees.  This percentage reflects the grant as a percentage of the total options granted to employees of the Bank, but does not include options to purchase 27,000 shares granted in fiscal year 2004 to directors of 1st Colonial Bancorp and the Bank who are not employees.

(3)           The exercise price per share is equal to the fair market value on the date the option was granted.  The exercise price may be paid in cash, or upon the approval of the Stock Option Plan Committee, in shares of common stock valued at their fair market value on the date of exercise, or in a combination of cash and stock.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

No options were exercised during the year ended December 31, 2004 by our named executive officers.  The following table sets forth the aggregate options to purchase shares of common stock held by our named executive officers at December 31, 2004, separately identifying exercisable and unexercisable options, and the aggregate dollar value of in-the-money unexercised options, separately identifying exercisable and unexercisable options.

	Number of Securities Underlying Unexercised Options Held at 12/31/04 (1)		Value of Unexercised In-the-Money Options at 12/31/04 (2)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Gerard M. Banmiller	26,356	10,936	$53,160	$31,785
James E. Strangfeld	18,723	6,103	$23,701	$17,025
Robert C. Faix	8,738	2,031	$3,840	$5,122

(1)           Reflects adjustments resulting from the 10% stock dividend paid on January 15, 2002, the 5% stock dividend paid on April 15, 2003, and the 5% stock dividend paid on April 15, 2004.

(2)           Based upon the mean between the bid and asked prices of our common stock of $10.93 per share on December 31, 2004 less the exercise price of the options (in each case, as adjusted to reflect the 5% stock dividend paid in April 2004).

Director Compensation

The Chairman of the Board receives a quarterly retainer of $1,000 for service on the Board of Directors, and each director, other than Mr. Banmiller, receives a quarterly retainer of $500.  Each committee chairman receives an annual retainer of $500 for chairing such committee.  Each director, other than Mr. Banmiller, receives $50 per committee meeting attended; provided that no committee chairman (other than the loan committee chairman) receives both the retainer and the per meeting fee.  An aggregate of $27,950 was paid to directors during the year ended December 31, 2004 for serving as directors of 1st Colonial Bancorp.

In the year ended December 31, 2004, options to purchase shares of 1st Colonial Bancorp common stock were granted to directors of 1st Colonial Bancorp and the Bank under our Stock Option Plan for Non-Employee Directors.  On January 2, 2004 each non-employee director of 1st Colonial Bancorp and the Bank was granted options to purchase 1,575 shares of 1st Colonial Bancorp common stock, at an exercise price of $10.89 per share (these amounts are as adjusted to reflect the April 2004 5% stock dividend).  On May 19, 2004, each non-employee director of 1st Colonial Bancorp and the Bank was granted options to purchase 750 shares of our common stock at an exercise price equal to $9.88 per share.  On January 1, 2005 each non-employee director of 1st Colonial Bancorp and the Bank was granted options to purchase 1,650 shares of our common stock at an exercise price equal to $10.93 per share.

Options have a term of ten years from the date of grant.  Options vest on the earlier of the date on which (i) the optionee has completed 11 months of continuous service as a director of the Bank from the date of grant or (ii) a change in control of the Bank occurs.  In the event of the optionee’s retirement from the Board of Directors, death or disability, his or her stock options lapse at the earlier of three months from the date of retirement, death or disability, or the expiration of the term of the option.  If his or her service as a director is terminated for any reason except retirement, death or disability, all options terminate upon the date service is terminated, unless the Stock Option Plan Committee permits the optionee to exercise such options until the earlier of the expiration of the term of the option or three months after the termination of service.

If the amendments to our Stock Option Plan for Non-Employee Directors set forth in Matter No. 3 below are approved, then commencing with the annual meeting of shareholders to be held in the year 2006, each director of 1st Colonial Bancorp and the Bank will receive stock options to purchase 750 shares of common stock at each annual shareholders’ meeting during his or her term as director.  These options will be automatically granted under that plan at an exercise price equal to the fair market value of the common stock on the date of the meeting.  Each director also may receive additional stock options under the plan at other times in the discretion of our stock option plan committee.

1st Colonial Bancorp maintains a directors and officers liability insurance policy.  The policy covers all directors and officers of 1st Colonial Bancorp and the Bank for certain liability, loss, or damage that they may incur in their capacities as such.  To date, no claims have been filed under this insurance policy.

ITEM 11.       Securities Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Principal Shareholders of the Company

The following table sets forth information regarding person known by us to own 5% or more of the outstanding shares of 1st Colonial Bancorp common stock as of December 31, 2004.  The amounts in this table and its footnotes have not been adjusted to give effect to the 5% stock dividend paid on April 15, 2005 to shareholders of record as of April 1, 2005.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned
	Amount		Percent(1)
Linda M. Rohrer 310 West Cuthbert Blvd. Haddon Township, NJ 08108	114,416	(2)	5.0%

(1)           The percentage was calculated on a fully diluted basis assuming that the beneficial owner’s warrants and outstanding vested options were exercised.

(2)           Includes 6,469 shares that Ms. Rohrer has the right to acquire upon the exercise of vested stock options and 12,972 shares that Ms. Rohrer has the right to acquire upon the exercise of warrants.  Ms. Rohrer is Chairman of the Board of Directors of 1st Colonial Bancorp.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of 1st Colonial Bancorp common stock held as of December 31, 2004 by each director, each executive officer, and all directors and executive officers as a group.  This table does not give effect to the 5% stock dividend payable on April 15, 2005 to our shareholders of record on April 1, 2005.

Name of Beneficial Owner	Total Beneficial Ownership(1)	Sole Voting and Investment Power	Shared Voting and Investment Power	Percent of Class(2)

Linda M. Rohrer (3)	114,416	114,416	0	5.0%

Gerard M. Banmiller (4)	85,955	37,996	47,959	3.8%

Mary R. Burke (5)	10,842	10,842	0	0.5%

Thomas A. Clark III (6)	30,241	30,241	0	1.3%

Letitia G. Colombi (7)	12,298	6,303	5,995	0.5%

Gerald J. DeFelicis (8)	27,191	27,191	0	1.2%

John J. Donnelly, IV (9)	32,727	19,919	12,808	1.4%

Eduardo F. Enriquez (10)	41,453	31,615	9,838	1.8%

Michael C. Haydinger (11)	108,552	108,552	0	4.8%

Harrison Melstein (12)	35,659	29,663	5,996	1.6%

Stanley H. Molotsky (13)	39,190	30,974	8,216	1.7%

James E. Strangfeld (14)	26,784	20,653	6,131	1.2%

Robert C. Faix (15)	17,645	16,281	1,364	0.8%

All nominees, continuing directors and executive officers as a group (13 persons)(16)	582,953	484,646	98,307	24.1%

(1)

Based on information furnished by the respective individuals as of December 31, 2004 and our books and records as of such date. Under applicable regulations, shares are deemed beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares. Under applicable regulations, a person is deemed to have beneficial ownership of shares which may be received upon the exercise of outstanding stock options or warrants if the option or warrant is exercisable within 60 days. As of December 31, 2004, all warrants held by our executive officers and directors are fully vested, have a three-year term expiring on December 16, 2005 and have an exercise price of $8.71 per share.

(2)	The percentage is calculated on a fully diluted basis (as if such person’s or group’s vested options and warrants were exercised).

(3)

Includes 6,469 shares that Ms. Rohrer has the right to acquire upon the exercise of vested stock options, and 12,972 shares that Ms. Rohrer has the right to acquire upon the exercise of vested warrants.

(4)

Includes 44,872 shares jointly owned by Mr. Banmiller with his spouse, 28,561 shares that Mr. Banmiller has the right to acquire upon the exercise of vested stock options and 3,087 shares that Mr. Banmiller and his wife have the joint right to acquire upon the exercise of vested warrants.

(5)	Includes 4,019 shares that Ms. Burke has the right to acquire upon the exercise of vested stock options.

(6)

Includes 6,891 shares owned by the Cureton Caplan Hunt Scaramella & Clark Profit Sharing Plan over which Mr. Clark has control, 5,546 shares that Mr. Clark has the right to acquire upon the exercise of vested stock options, and 1,323 shares that Mr. Clark has the right to acquire upon the exercise of vested warrants.

(7)

Includes 4,892 shares owned by Ms. Colombi’s spouse, 1,103 shares that Ms. Colombi’s spouse has the right to acquire upon the exercise of vested warrants, and 5,546 shares that Ms. Colombi has the right to acquire upon the exercise of vested stock options.

(8)

Includes 5,546 shares that Mr. DeFelicis has the right to acquire upon the exercise of vested stock options and 3,245 shares that Mr. DeFelicis has the right to acquire upon the exercise of vested warrants.

(9)

Includes 5,546 shares that Mr. Donnelly has the right to acquire upon the exercise of vested stock options, 3,308 shares that Mr. Donnelly has the right to acquire upon the exercise of vested warrants, 3,308 shares owned by The Eighdies, LLC, a limited liability company in which Mr. Donnelly has a 25% membership interest, and 3,308 shares that The Eighdies, LLC has the right to acquire upon the exercise of vested warrants.

(10)

Includes 5,546 shares that Dr. Enriquez has the right to acquire upon the exercise of vested stock options; 2,594 shares that Dr. Enriquez has the right to acquire upon the exercise of vested warrants; 4,919 shares jointly owned by Dr. Enriquez with his spouse; 4,919 shares that Dr. Enriquez and his spouse have the joint right to acquire upon the exercise of vested warrants; 2,863 shares owned by the Eduardo F. Enriquez MD LLC Profit Sharing Plan (the “Enriquez Profit Sharing Plan”), over which Dr. Enriquez has sole voting and investment control; and 2,863 shares that the Enriquez Profit Sharing Plan has the right to acquire upon the exercise of vested warrants.

(11)

Includes 4,019 shares that Mr. Haydinger has the right to acquire upon the exercise of vested stock options, 40,692 shares owned by First Montgomery Properties, 50,869 shares owned by Marlton Investment Group and 12,972 shares of common stock that Marlton Investment Group has the right to acquire upon the exercise of warrants. Mr. Haydinger is an executive officer of First Montgomery Properties and Marlton Investment Group (which are affiliated companies) and through his position exercises voting and investment power over these shares.

(12)

Includes 4,019 shares that Mr. Melstein has the right to acquire upon the exercise of vested stock options, 2,205 shares that Mr. Melstein has the right to acquire upon the exercise of vested warrants, and 5,996 shares that Mr. Melstein owns jointly with his spouse.

(13)

Includes 5,546 shares that Mr. Molotsky has the right to acquire upon the exercise of vested stock options, 5,459 shares owned by Mr. Molotsky’s spouse, 3,859 shares that Mr. Molotsky’s spouse has the right to acquire upon the exercise of vested warrants and 1,000 shares held in a Profit Sharing Plan for Mr. Molotsky’s employee.

(14)

Includes 2,426 shares owned by Mr. Strangfeld’s spouse, 1,103 shares jointly owned by Mr. Strangfeld and his spouse, 1,103 shares that Mr. Strangfeld and his spouse have the joint right to acquire upon the exercise of vested warrants, and 20,046 shares that Mr. Strangfeld has the right to acquire upon the exercise of vested stock options.

(15)

Includes 1,364 shares jointly owned by Mr. Faix with his spouse, 9,179 shares that Mr. Faix has the right to acquire upon the exercise of vested stock options, and 2,756 shares that Mr. Faix has the right to acquire upon the exercise of vested warrants.

(16)

Includes 109,587 shares that the directors and executive officers, in the aggregate, have the right to acquire upon the exercise of vested stock options, and 61,617 shares that the directors and officers, in the aggregate, have the right to acquire upon the exercise of vested warrants.

Equity Plan Compensation Information

The following table provides certain information regarding securities issued or issuable under 1st Colonial’s equity compensation plans as of December 31, 2004.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(2)

Equity compensation plans approved by security holders	136,680	$9.10	66,070

Equity compensation plans not approved by security holders	0	0	0
Total	136,680	$9.10	66,070

(1)           Does not include outstanding warrants to acquire 97,023 shares of common stock issued in 2000 to the underwriter of the Bank’s initial public offering of common stock, or outstanding warrants to acquire 267,958 shares of common stock issued in December 2002 as part of 1st Colonial Bancorp’s public offering of common stock and warrants.

(2)           Does not reflect the options to purchase 64,800 shares granted under these plans in 2005.

Item 12.  Certain Relationships and Related Transactions

Indebtedness of Management

1st Colonial Bancorp does not make any loans to its officer or directors.  The Bank offers various types of loans to its directors, officers, and employees.  Under applicable Federal law, any loan made to a director, officer, employee or other affiliate is required to be on substantially the same terms and conditions available to non-related borrowers (in particular as to interest rate and collateral).  In addition, the risk of nonpayment must not be greater than the risk of nonpayment on loans to non-related borrowers, and the loan must be approved by a majority of the full Board of Directors, with the loan applicant not voting or influencing the vote.

Transactions with Related Persons

Certain directors and officers of the Bank are customers of and during the year ended December 31, 2004 had banking transactions with the Bank in the ordinary course of business.  Similar transactions may be expected to occur in the future.  All loans and commitments to loan were made under substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with other persons and, in our opinion, do not involve more than the normal risk of collection or present other unfavorable features.  The aggregate amount of loans to such related parties was approximately $1,531,000 and $1,443,000 at December 31, 2004 and 2003, respectively. During 2004 and 2003, new loans and credit line advances to such related parties amounted to approximately $405,000 and $1,436,000, respectively, and repayments amounted to approximately $317,000 and $399,000, respectively.   The aggregate amount of deposits from related parties was approximately $12,123,000 and $7,216,000 at December 31, 2004 and 2003, respectively.

The Bank retained an entity that is affiliated with John J. Donnelly IV, a director of the Bank, to perform certain property inspection services and branch renovations. The total amount paid by the Bank for such services amounted to fees of approximately $19,000, $86,000 and $110,000 for the years ended December 31, 2004, 2003 and 2002. Such fees were capitalized as premises and equipment.  Mr. Donnelly’s company was selected by the Bank pursuant to a competitive bidding process involving other general contractors.

The Bank engages a law firm that is affiliated with Thomas A. Clark III, a director of the Bank, for certain debt collection and other services.  Total fees for such services amounted to approximately $16,000, $9,000 and $7,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  The terms of the services provided were substantially equivalent to that which would have been obtained from unaffiliated parties.

ITEM 13.  Exhibits

The exhibits attached hereto are listed in the Exhibit Index immediately following the signature pages to this Form 10-KSB.

Item 14.  Principal Accountant Fees and Services

Audit Fees

Total annual audit fees billed for professional services rendered by KPMG LLP during the 2004 and 2003 fiscal years for the audit of 1st Colonial Bancorp’s annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements for those fiscal years, totaled $62,709 and $57,680, respectively.

Audited Related Fees

Total annual audit fees billed during the 2004 and 2003 fiscal years for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of 1st Colonial Bancorp’s financial statements and not reported in the paragraph above under “Audit Fees” were $324 and $0, respectively.

Tax Fees

The total fees billed during the 2004 and 2003 fiscal years for professional services rendered by KPMG LLP for tax compliance, tax advice, and tax planning services were $14,525 and $14,275, respectively.  Specifically, these services involved the preparation of 1st Colonial Bancorp’s consolidated tax returns and guidance on tax accruals.

All Other Fees

The total fees billed by KPMG LLP during our 2004 fiscal year for other services, which included the preparation of an comfort letter to Ryan Beck & Co. for our 2004 offering, were $189,553.  There were no fees billed by KPMG LLP during 1st Colonial Bancorp’s 2003 fiscal year for any other products or services rendered to 1st Colonial Bancorp other than the amounts set forth above.

Audit Committee Pre-Approval Policies and Procedures

All auditing services (which may entail providing comfort letters in connection with securities underwritings) and all non-audit services to be provided to 1st Colonial Bancorp by its auditors that are not prohibited by law must be pre-approved by 1st Colonial Bancorp ‘s audit committee pursuant to such processes as are determined to be advisable, before such services can commence.  Pre-approval shall include blanket pre-approval of non-prohibited services for limited dollar amounts which the audit committee, in its business judgment, does not believe possess the potential for abuse or conflict.

This pre-approval requirement is not be applicable with respect to the provision of non-audit services if:

•      the aggregate amount of all such non-audit services provided to 1st Colonial Bancorp constitutes not more than five percent of the total amount of revenues paid by 1st Colonial Bancorp to its auditor during the fiscal year in which the non-audit services are provided;

•      such services were not recognized by 1st Colonial Bancorp at the time of the engagement to be non-audit services; and

•      such services are promptly brought to the attention of the audit committee and approved prior to the completion of the audit by the audit committee or by one or more members of the audit committee to whom authority to grant such approvals has been delegated by the audit committee.

The audit committee may delegate to one or more designated members of that committee the authority to grant required pre-approvals.  The decisions of any member to whom authority is delegated under this paragraph to pre-approve an activity under this subsection shall be presented to the full committee at its next scheduled meeting.

All services performed by KPMG LLP in 2004 were pre-approved in accordance with the pre-approval policy.  There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST COLONIAL BANCORP, INC.

Dated: March 29, 2005	By:	/s/ Gerard M. Banmiller
Gerard M. Banmiller,
President and
Chief Executive Officer

(Signatures continued on next page)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Dated: March , 2004
Linda M. Rohrer
Chairman of the Board

/s/ Gerard M. Banmiller	Dated: March 29, 2004
Gerard M. Banmiller,
President, Chief Executive Officer
and a Director

/s/ Mary R. Burke	Dated: March 30, 2004
Mary R. Burke, Director

Dated: March 30, 2004
/s/ Letitia G. Colombi
Letitia G. Colombi, Director

Dated: March , 2004
Thomas A. Clark, III, Director

/s/ Gerald DeFelicis	Dated: March 30, 2004
Gerald DeFelicis, Director

Dated: March , 2004
John J. Donnelly, IV, Director

Dated: March , 2004
Eduardo F. Enriquez, Director

Dated: March , 2004
Michael C. Haydinger, Director

/s/ Harrison Melstein	Dated: March 30, 2004
Harrison Melstein, Director

/s/ Stanley H. Molotsky	Dated: March 30, 2004
Stanley H. Molotsky, Director

/s/ Robert C. Faix	Dated: March 29, 2004
Robert C. Faix,
Senior Vice President,
Chief Financial Officer
Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

3.1

Amended and Restated Articles of Incorporation of 1st Colonial Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to 1st Colonial Bancorp, Inc.’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2003)

3.2	Bylaws of 1st Colonial Bancorp, Inc. (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 333-84114 on Form S-4)

4.1

Form of certificate evidencing shares of 1st Colonial Bancorp, Inc. 1st Colonial Bancorp, Inc.’s Common Stock (Incorporated by reference to Exhibit 4.1 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333-84114 on Form S-4)

10.1	1st Colonial Bancorp, Inc. Employee Stock Option Plan. (Incorporated by reference from Exhibit 10.9 to 1st Colonial Bancorp, Inc.’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2003)

10.2

1st Colonial Bancorp, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference from Exhibit 10.10 to 1st Colonial Bancorp, Inc.’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2003)

10.3

Employment Agreement dated as of June 29, 2000, between 1st Colonial National Bank and Gerard M. Banmiller. (Incorporated by reference from Exhibit 10.3 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333–84114 on Form S-4)

10.4

Employment Agreement dated as of June 29, 2000, between 1st Colonial National Bank and James E. Strangfeld. (Incorporated by reference from Exhibit 10.4 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333–84114 on Form S-4)

10.5

Employment Agreement dated as of May 9, 2001, between 1st Colonial National Bank and Robert C. Faix. (Incorporated by reference from Exhibit 10.5 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333–84114 on Form S-4)

10.6

Lease Agreement dated October 1, 1999 between 1st Colonial National Bank and First States Partners No. 203, LLC.(Incorporated by reference from Exhibit 10.6 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333 - 84114 on Form S-4)

10.7

Data Processing Services Agreement dated December 23, 1999 between Intercept Group (successor to SLMsoft.com Inc.) and 1st Colonial National Bank. (Incorporated by reference from Exhibit 10.7 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333–84114 on Form S-4)

10.8

Warrant Agreement dated December 16, 2002 between 1st Colonial Bancorp, Inc. and StockTrans, Inc.(Incorporated by reference from Exhibit 10.8 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333–92310 on Form SB-2)

10.9

Enterprise License and Services Agreement dated as of October 16, 2003 between 1st Colonial National Bank and S1, Inc. (Incorporated by reference from Exhibit 10.9 to 1st Colonial Bancorp, Inc.’s Registration Statement No. 333–113779 on Form SB-2).

11.1	Not required because clearly determinable from Annual Report on Form 10-KSB.

21.1	Subsidiaries of the Registrant

23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer